Form 10-K
period 2020-12-31
Inhibikase Therapeutics, Inc.
filed 2021-03-31
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39676

INHIBIKASE THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3407249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3350 Riverwood Parkway SE, Suite 1900 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 392-3419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IKT	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore cannot calculate the aggregate market value of its common equity held by non-affiliates as of such date.  The number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding as of February 28, 2021 was 10,050,849.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1. Business. Overview

We are a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. We filed two Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2019 for our lead asset candidate, IkT-148009. One IND is for the treatment of Parkinson’s Disease, while the second is for treatment of gastrointestinal, or GI, complications that arise as early symptoms of PD in patients. We initiated clinical development of IkT-148009 for the treatment of PD in 2019. First dosing of patients for treatment of PD commenced in February 2021. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the first human study of IkT-148009 for the treatment of PD

Our programs utilize small molecule, oral protein kinase inhibitors to treat Parkinson’s Disease, or PD, and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract.  We have not yet observed reversal of functional loss in humans. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Annual Report on Form 10-K, or the Report, it is unknown whether the disease modification seen in the animal models will occur in patients following treatment with IkT-148009.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals from and to the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. To our knowledge, a “plaque”-focused treatment strategy has not resulted in approval of any medication that can alter the course of a neurodegenerative disease, and has not resulted in a therapeutic benefit in PD. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. c-Abl chemically modifies one of the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to clearance of the toxic form of alpha-synuclein from some or all tissues affected in the disease.

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We plan to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2021. Subject to future FDA agreements related to the clinical protocol design and execution of the clinical development program, we believe that clinical development of IkT-001Pro could possibly be completed in 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. The Company has been a frequent recipient of private, state and federal grants for its Research and Development activities, to include funding from the National

Institutes of Health, the Department of Defense and the Michael J. Fox Foundation.  Our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

To increase the probability of success, we are making parallel investments in several product candidates and back-up candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. By developing a portfolio of product candidates across therapeutic indications, we can continuously apply learnings and tools across programs and leverage economies of scale in our research and development organization. Our target indications include diseases with large patient populations, such as PD, as well as orphan indications, such as Progressive, Multifocal Leukoencephalopathy, Multiple System Atrophy and Chronic Myelogenous Leukemia.

We currently have worldwide commercialization rights to all of our development programs and IP protection until 2033 or later.

RAMPTM: Our Reengineering Approach with Metabolism Preserved

Our candidate portfolio relies on our medicinal chemistry design approach which evaluates the human pharmacology of an approved drug and uses the approved drug as a template on which to base a novel drug design. Key to this proprietary process is the reproduction of the metabolism of the template in the new molecule. By preserving the metabolic process and generating metabolites in the new molecule that substantively match the metabolites of the template, we believe the safety profile of the new molecule will be closely related to the template. We believe the safety profile will be closely related because most side effects arise from the chemical structure, the drug’s selectivity for the target and the metabolites of the drug. When the metabolites of the template and the new molecule are chemically similar, there is a likelihood that the safety profile of the new molecule will be similar to or the same as the safety profile of the template. We validated this was the case for IkT-148009, our lead molecule for PD and related disorders, which used Imatinib as a design template. Imatinib is the active ingredient in the anti-cancer drug Gleevec®, whose side effect profile linearly correlates with oral dose. With metabolite similarity between IkT-148009 and Imatinib, we believe we can take advantage of the linear correlation between side effects and oral dose for Imatinib.  IkT-148009 is 18-fold more potent than Imatinib against its therapeutic target, predicting a dose that will be lower than the standard dose of Imatinib (400 mg) and, therefore, predicting a human safety profile that is expected to be no worse than that of Imatinib.

Our Portfolio

IkT-148009: Our product candidate for Parkinson’s Disease and related alpha-synuclein disorders

Market and Commercial Opportunity

Parkinson’s Disease (PD) is the second most prevalent neurodegenerative disorder, affecting 700,000 to 1,000,000 persons in the United States, with 60,000 new cases and 38,000 deaths annually with an average age of onset of 60 years of age. In addition to the 60,000 new cases each year, thousands of cases go undetected. Almost all patients with Parkinson’s disease will eventually need to take medication to help with their symptoms. Worldwide, there could be as many as 10,000,000 cases of PD. By 2025, PD drug sales are expected to double; sales estimates by 2025 are expected to crest $6.0 billion. The country with the highest diagnosed prevalence of PD is the U.S. PD tends to be a disease of men, with a nearly 2:1 ratio of men:women among patients diagnosed with this disease. A particular challenge to the treatment of Parkinson’s patients are their comorbidities, which include arthritis, cardiovascular disease, psychosis and dementia. The future market for treatment is robust, with the compound annual growth rates for patients with PD that are diagnosed and not diagnosed is 2.7% and 1.8%, respectively, and we expect those growth rates to continue through the foreseeable future. In the U.S. market, patients currently expend $15,000 to $25,000 per year to treat the symptoms of PD, creating a multibillion-dollar opportunity for disease-modification of this devastating disease. Moreover, since the same product would be used to treat both PD and its GI complications, we believe we have multiple opportunities to achieve commercial success in several treatment areas in this market.

c-Abl inhibition as a treatment focus in PD and related diseases

PD is a progressive disorder characterized by tremors, rigidity, difficulty in walking and an inability to maintain one’s posture or keep oneself from falling.  Pathologically, PD is characterized by degeneration of neurons in an area of the brain near the brainstem, coupled with the aggregation and accumulation of misfolded proteins in cell bodies known as Lewy bodies (LBs).  The clinical and pathologic features of PD affect other areas of the brain in addition to the brainstem, resulting in a widespread pathology that is not adequately controlled with dopamine-replacement (i.e. levodopa) therapy.  Manifestations of PD include falling, freezing, neuropsychiatric disorders, GI complications, sensory problems, and cognitive impairment with dementia.  PD is initiated by a dysfunctional protein known as alpha-synuclein. In its dysfunctional form, alpha-synuclein is aggregated and likely to be misfolded, which alters its physiological properties in the body. Dysfunctional alpha-synuclein, when taken up by a neuron, starts a cascade of events that are illustrated in Fig. 1.

We believe that we can succeed in developing therapies that will slow or stop PD and related disorders because we and our collaborators have characterized the pathways in Fig. 1. We believe the Abelson tyrosine kinase, or c-Abl, acts as a checkpoint on the pathway driving neurodegeneration. The steps on the pathway illustrated in Fig. 1 have been validated in multiple contexts and multiple organ systems and by reproducing parts of these results in preclinical animal models in three independent laboratories. Drawing from this knowledge, we believe inhibition of c-Abl will block the events downstream of c-Abl in these pathways and modify disease for PD and other alpha-synuclein related disorders.

Fig. 1:    A common pathway governs the process of neurodegeneration that initiates with dysfunctional alpha-synuclein. (A) Dysfunctional alpha-synuclein forms within a neuron as a consequence of chemical, environmental and/or genetic events. Once formed it can exit one neuron and into another through an entry receptor/transporter. Upon entering a neuron, dysfunctional alpha-synuclein is recognized by an unknown sensor that leads to activation of c-Abl. Once c-Abl is activated, c-Abl acts on dysfunctional alpha-synuclein to form what we believe is the true toxic or pathological entity of the disease. C-Abl modifies dysfunctional alpha-synuclein by phosphorylation on Tyr39 of alpha-synuclein (pY39) and potentially other sites. Phosphorylated alpha-synuclein goes on to influence the dysfunction of mitochondria and to drive cell death. C-Abl activation also phosphorylates a second protein, parkin. Parkin normally tags toxic proteins like dysfunctional alpha-synuclein so that they can be removed through an enzyme process known as the proteasome, which is the survival pathway that normally protects neurons from toxic proteins. But, when c-Abl acts on parkin, c-Abl inactivates it, shutting down the survival pathway and promoting nuclear and mitochondrial events that kill the neuron. (B) IkT-148009 acts systemically to block c-Abl activation, even when dysfunctional alpha-synuclein is present. Blocking c-Abl preserves the survival pathway leading to the removal of dysfunctional alpha-synuclein. In the presence of IkT-148009, toxic pY39 alpha-synuclein fails to form.

IkT-148009 for neurodegenerative disease

      Table 1

1‘Clinical Development’ progress bars represent the current state of the indicated programs. Four indications will be pursued for IkT-148009, which will be pursued through two INDs, one focused on treatment in the brain in treatment naïve or early stage patients and the second focused on GI complications of PD patients. All four indication paths share the same Phase 1 study in elderly healthy volunteers. The Company anticipates initiating a Phase 1b study in treatment naïve and early stage Parkinson’s patients with GI complications for IkT-148009 in the next 12 months, subject to additional financing. The Phase 2 study may be shared in whole or in part for all four indications. For biomarker status, ‘Validated’ refers to proof of target engagement in the target tissue which has been performed using rodent tissues and fluids. We are currently developing methods for using clinical samples to validate our ability to confirm target engagement in patients. ‘Validating’ in this context indicates ongoing efforts to prove target engagement using proprietary sources and methods under development from human tissues and fluids. Target engagement measures if and to what extent a compound occupies its target. ‘Can be used for patient selection’ refers to our ability to use one or more markers we are currently ‘Validating’ to screen patients for the presence of that marker as a means of defining the patients most likely to benefit from the proposed treatment.

IkT-148009, which we have shown in animal models to be selective and brain penetrant, is a small molecule c-Abl inhibitor that we will use in clinical trials to treat two groups of PD patients and two additional groups to evaluate GI complications that arise early in the disease course in PD patients. We delineate the GI complications from PD because we will evaluate the GI complications using unique measurements and endpoints that are distinct from PD itself. Thus, we believe we will have four opportunities to succeed with IkT-148009, lowering the risk of failure during the development program. We believe we have further lowered the risks associated with development of IkT-148009 because we believe key aspects of the underlying pharmacology of IkT-148009 are the same as the pharmacological properties of the template molecule, Imatinib, from which IkT-148009 was chemically derived. IkT-148009 is a true new molecular entity and is subject to the regulatory guidance for new chemical entities from the FDA. The four indications to which IkT-148009 will be applied are listed in Table 1.  The basis for our belief that IkT-148009 could be effective in treating patients with PD or its GI complications arises from the study of multiple animals of alpha-synuclein-dependent progressive disease, wherein we showed repeated functional recovery, rescue of neurons not yet degraded and clearance of alpha-synuclein-toxicity using a 1x/day oral dose.  Therapeutic administration beginning two months post induction of disease resulted in nearly complete functional recovery with 4 weeks in the GI tract and 12 weeks within the brain.  We believe these animals studies directly reflect on the human disease and the possible benefits patients may realize from IkT-148009.

Toxicology of IkT-148009 in rat and monkey

14-day toxicology studies in rats revealed no meaningful toxicity up to a No Observed Adverse Event Level, or NOAEL, of 50 mg/kg/day (equivalent to a human dose of 413 mg for a 60 kg adult) although pathology was observed in reproductive organs at this dose level consistent with previous observations for drugs in this class including Imatinib. The only new observation was a very slight (at 50mg/kg/day) or slight (at 200 mg/kg/day) hyperplasia of the bile duct in rat. In monkey, 14-day toxicology studies revealed no meaningful toxicity up to a NOAEL of 31.2 mg/kg/day (equivalent to a human dose of 600 mg for a 60 kg adult). At the highest dose of 200 mg/kg/day, 5 of 10 females displayed up to 13% prolongation of the cardiovascular QTc interval that was reversible. Mild elevations in liver enzymes were seen at the NOAEL, but no reproductive organ pathology.  3 month and 6 month toxicology studies in rats are ongoing as of the date of this Report and 3 and 9 month toxicology studies are ongoing in monkeys as of the date of this Report.

Clinical Development Strategy for IkT-148009

We filed two INDs with the FDA for IkT-148009. One IND focused on clinical endpoints in the brain and a second IND focused on quantitative endpoints in the GI tract using proprietary tests. A three-phase program will be executed for the clinical development of IkT-148009.  Clinical development for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD.

The following table details how we plan to execute the clinical and toxicology programs to be conducted going forward:

We initially planned the Phase 1 SAD and MAD studies in older and elderly healthy volunteers to be performed sequentially, which would have taken 14 months to complete.  However, efficiencies that have been realized since our initial public offering have allowed us to alter the Phase 1 design and interleave the SAD and MAD cohorts.  This means that the Phase 1 study will be accelerated by 6 or more months, allowing us to seek regulatory approval to begin dosing Parkinson’s patients 6 months earlier than previously proposed.  The Phase 1b design will replicate the MAD dosing design in older and elderly healthy volunteers, with the exception that the duration of dosing in the MAD cohorts in Parkinson’s patients may extend to 3 months or longer depending on agreements with the FDA.  The Phase 2 design has been outlined to the FDA but requires completion of necessary protocols and feedback from the FDA. Subject to FDA agreement, primary and secondary endpoints in the Phase 2 trial will seek to demonstrate statistically significant reductions in diagnostic measures of disease inside and outside of the brain.  Based on the outcomes of studies in animal models of progressive disease, we believe that patients treated with IkT-148009 will have their disease halted, may see a progressive reduction in the need for symptomatic or supportive therapy and ultimately may not require symptomatic therapy if the functional reversal observed in the pre-clinical setting is observed in patients. We do not, however, know if any of these treatment outcomes will be observed in patients until formal studies are completed.

In the gut, we will take a unique approach to seeking approval for the GI complications in PD patients. In the GI, we will evaluate whole gut function using the wireless motility capsule, a battery of clinical assessment scores and recto-anal biopsy to demonstrate if there is a statistically significant improvement in disease. The combination of these measures of GI function represents a new approach to evaluating neurological function in PD patients with GI complications. We believe these quantitative measures in the GI augment analysis of therapeutic benefit in the brain. Trial design and the number of patients we intend to enroll in such studies will be discussed with the FDA in follow-up meetings, to include agreement on the meaning of treatment success inside and outside of the brain.

IkT-001Pro: Validating our prodrug technology in stable phase Chronic Myelogenous Leukemia (CML)

   Table 1

Market and Commercial Opportunity

IkT-001Pro is the first application of our prodrug technology that seeks to improve the oral absorption, reduce GI side effects and enhance the safety of active pharmaceutical ingredients. IkT-001Pro is a prodrug of the anti-cancer agent Imatinib, an FDA approved treatment for certain blood and stomach cancers. We plan to seek approval from the FDA for IkT-001Pro in stable phase CML as an orphan indication. In 2016, Imatinib became generic and up to eleven companies have been approved to sell generic Imatinib in the U.S. In 2019, sales for generic Imatinib were approximately $300-500 million per year, indicative of a potentially robust commercial market for IkT-001Pro.

In non-human primates IkT-001Pro displayed a 5-fold higher NOAEL relative to Imatinib. This suggests that IkT-001Pro could reduce some side effects common to Imatinib therapy for blood and stomach cancers in patients. As a consequence, we believe we have an opportunity to compete with generic Imatinib sales in the U.S. market if IkT-001Pro completes clinical development and is approved by the FDA. To achieve this commercial goal, we will require implementation of an appropriate commercial strategy for prescribers, pharmacy benefit managers and payors. Primary research to validate our strategy with pharmacy benefit managers and payors suggests a commercial path exists, passing through generic Imatinib.  IkT-001Pro, if approved, could also compete for market share from other first line therapies for CML.  One of the approved indications for Nilotinib (marketed as Tasigna®), for example, is for treatment of CML in patients that are Imatinib intolerant. Nilotinib’s label indicates it has serious cardiovascular adverse events. For those patients whose Imatinib-intolerance arises from on-dosing side effects, we believe they would elect to take IkT-001Pro as an alternative therapy if IkT-001Pro is shown to relieve those side effects in clinical trials and approved by the FDA.

Development Strategy for IkT-001Pro

CML is a proliferation of myeloid cells in the bone marrow with an incidence of 1 – 2 cases per 100,000 persons, and accounts for approximately 15% of newly diagnosed cases of leukemia in adults. Prevalence of this disease has steadily grown over the past decade, with nearly 200,000 patients projected to be afflicted with this disease by 2050. Pathogenesis of CML is linked to a mutation in the c-Abl gene, referred to as BCR-Abl. BCR-Abl is a form of the c-Abl protein kinase that is always in the “on” state, and accounts for excessive accumulation of myeloid cells in the bone marrow and blood that is associated with leukemia. Inhibition of BCR-Abl with Imatinib suppresses tumor growth. In clinical practice, Imatinib is very successful at suppressing tumor growth with an 81% event-free survival rate and a 93% overall survival rate. However, 8-year follow-up studies revealed that only 55% of patients remained on therapy at 8 years, indicating that treatment failure grew over time. Treatment failures occur for a variety of reasons. We believe failure to adhere to the daily treatment regimen makes a significant contribution to treatment failure for Imatinib therapy. For example, nearly 50% of patients experience nausea, diarrhea and vomiting that are not well managed. Missing just 5 days of therapy in the first 12 months of treatment reduces the likelihood of reaching cure at the end of the fourth year of treatment by nearly 25%. Thus, while Imatinib remains the medication of choice for CML, we believe that GI distress and other on-dosing side effects of Imatinib therapy degrade patient adherence and lead to substantial additional medical costs, which can reach $100,000 per patient in the U.S. One of the key objectives for IkT-001Pro is to restore all patients to 100% treatment compliance by suppression of the GI and other on-dosing side effects for both branded and generic Imatinib.

Pharmacology of IkT-001Pro in preclinical models

We believe many of the side effects that degrade adherence to Imatinib therapy arise from GI distress on absorption. IkT-001Pro is a chemically modified form of Imatinib, which is absorbed intact and enzymatically releases Imatinib in the blood (Table 2). Evaluation of the prodrug absorption and distribution in rats demonstrated that the exposure to Imatinib is significantly higher overall.

We have evaluated IkT-001Pro in a dose range finding study and in a pivotal 28-day GLP toxicology study in monkeys. For IkT-001Pro, the NOAEL is 5-fold higher for IkT-001Pro relative to Imatinib given alone. The higher NOAEL means that the prodrug drug suppressed some side effects that normally arise from Imatinib itself. In these studies, we observed that all the GI and other on-dosing side effects were suppressed at the NOAEL dose.

Clinical Development Strategy for IkT-001Pro in stable phase CML

Through pre-IND discussions with the FDA Division of Hematology, we believe approval of IkT-001Pro could be achieved through the 505(b)(2) regulation. Following manufacturing of the clinical batch and film-coated tablet dosing formulation, which is ongoing as of the date of this Report, we anticipate filing the IND for IkT-001Pro near the end of the second quarter of 2021. The FDA has suggested that a single ascending dose clinical study comparing the dose of IkT-001Pro to 400 mg Imatinib could be sufficient for the dose calibration program if we match the pharmacokinetic profile of the two drugs over 96-hours in healthy volunteers.

We will evaluate IkT-001Pro in the clinic to determine if IkT-001Pro has superior safety relative to Imatinib using a novel scoring function recently developed to evaluate GI symptom severity in CML patients. In the pre-clinical setting, we have already compared Imatinib alone to a dose of IkT-001Pro to determine if Imatinib delivered as IkT-001Pro is safer than Imatinib alone. We observed that the NOAEL of Imatinib delivered as IkT-001Pro is 5-fold higher than for Imatinib alone. This suggests that Imatinib delivered as IkT-001Pro has safety benefits over Imatinib alone. In the clinic, we would complete dose calibration under the 505(b)(2) regulation to establish the dose of IkT-001Pro that is equivalent to that of 400 mg Imatinib in healthy volunteers; 400 mg Imatinib is the standard-of-care dose for treatment of CML in patients. Once we calibrate the dose of IkT001Pro that is equivalent to Imatinib 400 mg, and subject to agreements with the FDA for approval under the 505(b)(2) regulation, we plan to evaluate the safety benefit of IkT-001Pro in the post-market setting. The potential safety benefit of IkT-001Pro over Imatinib would be evaluated in stable phase CML patients using one of several designs under consideration, wherein patients on 400 mg Imatinib would be compared to the equivalent dose of IkT-001Pro and the side effects experienced in these patients on daily dosing would be recorded for up to 12 months.

Research Phase Programs in Other Neurological Diseases

Our RAMPTM medical chemistry program has also identified additional development opportunities for other neurological diseases which includes Dementia with Lewy Body or DLB, Multiple System Atrophy or MSA and Progressive Multifocal Leukoencephalopathy or PML.

Dementia with Lewy Body (DLB)

DLB is a Parkinson’s-like disease characterized by alpha-synuclein aggregates, c-Abl activation and alpha-synuclein aggregate chemical modification much like that found in Parkinson's Disease. DLB is diagnosed by observation of a progressive onset of cognitive impairment that may be followed by motor function deficits and characterized morphologically by widespread cortical and subcortical α-synuclein/ Lewy body plus β-amyloid and tau pathologies.  The clinical features of DLB include cognitive impairment, parkinsonism, visual hallucinations, and fluctuating attention. PD and DLB are both Lewy Body disorders. PD and DLB share many features as the disease progresses, and therefore it is not surprising that PD and DLB share the involvement of alpha-synuclein aggregates and c-Abl activation. Most striking about DLB versus PD, however, is that DLB often occurs concomitant with the pathology associated with Alzheimer’s Disease (AD), suggesting a mechanistic linkage between Parkinson’s and Alzheimer’s Disease. While it is possible to distinguish PD from DLB in the clinic using diagnostic procedures, it is not possible to create independent pre-clinical models for DLB and for PD. Unlike other alpha-synuclein-related disorders, such as MSA, there are no animal models that permit evaluation of cognitive function with no motor dysfunction. Therefore, we are using the properties determined for IkT-148009 to screen additional molecules from the 148x series and evaluating pharmacokinetics in animals to identify candidate(s) from the 148x series that share brain penetration, toxicology and other characteristics that are similar with IkT-148009. The development of an animal model to assess the therapeutic utility in DLB is not necessary because we believe the characteristics of a molecule suitable for treatment of DLB are similar to one used to treat PD given the significant overlap in disease pathology and clinical features. Rather, we are evaluating which of the 148x series molecules is the best candidate to follow IkT-148009 into the clinic and planning the pre-clinical studies which will be required prior to evaluating the molecule clinically in patients with a formal diagnosis of DLB.

Multiple System Atrophy (MSA)

Multiple system atrophy (MSA) is a neurodegenerative movement disorder affecting approximately 15,000 to 50,000 people in the United States. It occurs sporadically in the fifth or sixth decade of life with a variable combination of parkinsonian, cerebellar, and autonomic features that rapidly progress to dangerous morbidity. Research toward potential treatments for MSA, as with many rare diseases, has been limited, resulting in a paucity of knowledge regarding its underlying causes, and there are no currently effective treatments to halt pathological progression. Initial clues into the origins of MSA came from studying alpha-synuclein and its hallmark histopathology in the brains of patients with MSA. These studies established that MSA is characterized by the presence of glial cytoplasmic inclusions (GCIs) that reside predominantly in oligodendroglial cells. GCIs are comprised of abnormal conformations of alpha-synuclein, the same protein that accumulates in neurons and Lewy Bodies in Parkinson’s disease (PD) and Dementia with Lewy Bodies (DLB). Finding similarities between MSA and PD is a complicated task, as alpha-synuclein mutations clinically and pathologically resemble MSA, while others have features of frontal lobe dementia with severe pathology. Further, some phenotypes of MSA have little or no clinically pertinent parkinsonism, and instead present with cerebellar ataxia or dysautonomia, most frequently as orthostatic hypotension. As MSA shares the hallmarks of c-Abl activation and alpha-synuclein chemical modification with Parkinson’s Disease, we believe that c-Abl inhibitor therapy holds promise as a treatment. We are working in collaboration with experts at Rush University on this research program.

Progressive Multifocal Leukoencephalopathy (PML)

PML emerged as an unusual form of cognitive decline during the AIDS epidemic of the 1980s, arising from the migration and lytic infection of the John Cunningham virus, or JCV, from its reservoirs in the kidney and bone marrow not the brain. With the advent of antiretroviral therapy that restored normal immune responses to viral infection in patients with HIV infection, the first reports of progressive multifocal leukoencephalopathy (PML) in patients since the era of the AIDS epidemic occurred during Phase 3 clinical trials evaluating natalizumab treatment for relapsing remitting multiple sclerosis. Natalizumab is a monoclonal antibody against α4β1 and α4β7 integrins that blocks lymphocyte surveillance in the brain and can prevent multiple sclerosis-related clinical relapses. The co-occurrence of PML and multiple sclerosis was unanticipated. Once JCV enters the CNS, JCV induces a lytic infection of oligodendrocytes and astrocytes, which is fatal in approximately 50% of cases. The initial prevalence of natalizumab-associated PML in patients with multiple sclerosis was estimated to be 1 in 1000. However, as more PML cases emerged among natalizumab-treated patients, with substantial morbidity in survivors, the prevalence of PML among patients treated with natalizumab for more than 24 months who also carried antibody evidence of JCV infection and previous immunosuppressant exposure, climbed to at least 1 in 70. Analysis of polyomavirus infection and reproduction in host cells revealed that polyomaviruses like JCV are dependent on c-Abl for viral entry into the cells it is going to infect.  This suggests to us that c-Abl inhibitors could be an effective anti-viral strategy to block productive JCV infection inside and outside of its reservoirs in a living organism. We are working in collaboration with experts at Louisiana State University to explore this development opportunity.

Expertise and overall strategy

We have assembled a team of principals and advisors with deep scientific, clinical, business and leadership experience and expertise in drug development that includes neurodegenerative diseases. Our Founder and Chief Executive Officer, Milton H. Werner, Ph.D., is an internationally recognized scientist with a long history of conducting interdisciplinary research and executing on research programs in multiple therapeutic areas. Dr. Werner is a protein biochemist and structural biologist by training, enabling him and the team of principals and advisors we have assembled to develop and characterize a portfolio of novel c-Abl inhibitors and to rapidly determine their utility in a variety of model systems for specific diseases.

Dr. Werner is joined by Terence Kelly, Ph.D., a 20-year veteran of medicinal chemistry at Boehringer-Ingelheim, Roger Rush, Ph.D., who has led IND-enabling programs for ground-breaking medications, like the Hepatitis C compound portfolio of Idenix, which was sold to Merck & Co., and Dr. Surendra Singh who has extensive experience in process scale and commercial manufacturing of drug substances. Our clinical development team is a collaboration between Clintrex Research Corporation and the Company.  Clintrex is led by Karl Kieburtz, M.D. and Warran Olanow, M.D., two of the leading clinical investigators in neurodegenerative disease; Warren Olanow, MD is now the Company’s Interim Chief Medical Officer. Andrew McGarry, MD (Clintrex) is our clinical trial medical monitor and Cornelia Kamp, MPH (Clintrex) and Irena Webster, MPH (Inhibikase), direct clinical operations and clinical execution oversight and management.

Our leadership team is complemented by leading clinicians and research investigators in the areas of neurodegeneration (Drs. Ted Dawson, Valina Dawson, Ken Marek, Jay Pasricha, Jeff Kordower, Karl Kieburtz and C. Warren Olanow and Robert Hauser). We have research collaborations with Dr. Jeffrey Kordower of Rush University and Dr. Jay Pasricha of Johns Hopkins University and with Project ALS of Columbia University. Collectively, this group of collaborators and advisors represent what we believe is the cutting edge of the fields of neuroscience and neurodegeneration.

Material Agreements

Clinical Research Organization Agreements

Our clinical development programs are a collaboration between Cognitive Research Corporation (CRC), the Hassman Research Institute (HRI) and Celerion, with clinical research management and data handling according to a statistical analysis plan conducted by CRC, clinical studies performed at HRI and analytical analysis of drug substance in biological fluids conducted by Celerion.

cGMP Manufacturing

Our chemical manufacturing organization is STA Pharmaceutical US LLC, a subsidiary of WuXi, AppTec Co., Ltd., which is based in China and operates additional facilities in San Diego, California.  STA provides process scale development and production of active pharmaceutical ingredients. Formulation and finishing services are provided through contracts on an as-needed basis including current Good Manufacturing Practice or cGMP manufacturing of active pharmaceutical ingredients.  Emerson Pace, a U.S. based fill and finishing manufacturer, is producing finished drug product for our current clinical programs.  A second manufacturer of active pharmaceutical ingredients is currently being evaluated through an active Request for Proposal (RFP) process led by the Company.

License Agreements:

Emory University License Agreements

On June 8, 2010, the Company entered into two license agreements with Emory University, the first for which the Company granted to Emory 393,370 shares of its stock (“License A”), and the second for which the Company granted to Emory 437,078 shares of its stock (“License B”).  The Company recorded $313,500 which represented the fair value of the shares issued as part of the total consideration to Emory for the licenses. The fair value of the shares was determined to be more reliably measurable than the fair value of the consideration received. In exchange, Emory granted the Company and its affiliates an exclusive worldwide sublicensable right and license to practice under certain patent rights and technology to make, have, develop, promote, market, import, export, distribute, offer for sale, sell and otherwise use the licensed products in the field of use anywhere in the world. Unless sooner terminated as provided elsewhere in the agreement, the License A term is the later of 10 years or until the expiration of the patent rights. License B was terminated in May 2013 under the normal course of business. No shares were forfeited or returned and are still owned by Emory.

The Company is required to pay royalties on net sale of products and processes that are covered by the patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to low double digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2020 and 2019, the Company did not incur any milestone fees.

Sphaera Pharma Pte. Ltd.

On March 2, 2012, the Company entered into a collaborative research and development agreement, or the Sphaera Agreement with Sphaera Pharma Pte. Ltd., or Sphaera, to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its pre-existing intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to the Company. On October 5, 2012, the Company and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, the Company has the exclusive right to commercialize 13 of the 24 linkers detailed in the filed patent applications, collectively, the Company Compounds, including the linker attached to Imatinib that comprises the 001Pro oncology product, with the remaining nine linkers owned by Sphaera, collectively, the Sphaera Compounds. Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless the Company abandons the Company Compounds. The Company has notified Sphaera that it does not intend to abandon any of the Company Compounds. The Company currently does not have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company.

As consideration for its services, Sphaera has received a fixed fee of $160,000 and is entitled to the following milestone payments upon achievement of specified milestones:

Milestone Event	Payment
First dosing of patient in US Phase 1 trial	$250,000
US Phase 1 trial completion with endpoints met	500,000
US Phase 2 trial completion with endpoints met	875,000
FDA Approval	4,000,000
Total potential milestone payments	$5,625,000

No milestones have been achieved and, as such, no milestone payments have been made to Sphaera, and the Company does not anticipate that any milestone payments will be made to Sphaera within the next six months. Sphaera is also entitled to royalty payments of a percentage of annual net sales and sublicenses ranging in the mid-single digits.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company. The parties did not contemplate the development of IkT-001Pro as a competitor to the generic Imatinib now on the market. As such, we and Sphaera are re-negotiating our financial obligations to ensure furtherance of the product to market.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. We may develop one or all of our products and commercialize them ourselves, or we may license or form partnerships with other companies for commercialization of our products in the future.

Competition

The pharmaceutical industry, including in the neurodegenerative disease field, is characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

Our product candidates for treatment of neurodegenerative diseases will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Historically, approved treatments for PD and related neurodegenerative disorders treat the symptoms of such diseases rather than halting or slowing the progression of the disease. We are not in the business of treating symptoms of disease. We intend to halt or slow the progression of the disease, which is known as disease modification and our product candidates are intended to modify disease. We believe that our product candidates, if approved by regulatory agencies in the U.S. and abroad, will compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions. Several large and specialty pharmaceutical companies, including Prothena Corporation plc, Roche Holdings AG, Biogen Inc., Neurimmune Holding AG, UCB S.A., Neuropore Therapies, Inc., Sanofi S.A., and Takeda Pharmaceutical Company Ltd. are developing potentially disease modifying therapeutics for PD and are in various stages of clinical trials. Denali Therapeutics Inc. and Eli Lilly & Company are pursing treatments for specific genetic defects that could prevent onset of disease or affect progression in Parkinson’s patients. In addition, a number of companies have developed c-Abl inhibitors for oncology and any one of them could be in possession of an inhibitor that could be used for clinical development for neurodegenerative diseases. These include Novartis AG, Bristol-Meyers Squibb Company, Boehringer-Ingelheim GmbH and GlaxoSmithKline plc. Two companies, Sun Pharma Advanced Research Company Ltd. (SPARC) and First Biotherapeutics, Inc., have initiated clinical studies with proprietary c-Abl inhibitors for PD using molecules initially developed for treatment of blood cancer(s). In addition, we believe Botox® coupled with physical therapy is being explored in physician-led trials for neurogenic constipation, but we are not aware of any formal development programs by other companies.

Intellectual Property

The proprietary nature of, and protection for, our product candidates, processes, and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our product candidates, processes and know-how, to operate without infringing on the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek and maintain patent protection in the United States and internationally for our product candidates and other technology. We endeavor to patent or in-license technology, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we intend to use other means to protect our proprietary rights, including pursuing terms of marketing or data exclusivity, orphan drug status (if applicable), and similar rights that are available under regulatory provisions in certain territories, including the United States, Europe and Japan. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

For our product candidates, we generally pursue patent protection covering compositions of matter and methods of use. However, given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. As further described below, we have filed or intend to file patent applications on various product candidates for composition of matter and other aspects of our technology and product candidates, and as we continue the development of our product candidates, we intend to identify additional means of obtaining patent protection that would potentially enhance commercial success, including protection for additional methods of use, formulation or manufacture.

We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. Any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, please see “Risk Factors  —  Risks Relating to Intellectual Property.”

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. The patent expirations reported below assume the patent is not rendered invalid or unenforceable by legal action and that all required fees are timely paid. In the United States, a patent may be entitled to Patent Term Adjustment for Patent Office delay. Where known, this has been included in the expiration dates described below. Further, in the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and the extension can only be obtained for patents covering the approved drug, a method for using it, or a method for manufacturing it. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our eligible products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

All of our novel and in-licensed compounds were funded in whole or in part by the U.S. government and are therefore subject to federal march-in rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf, commonly referred to as march-in rights. For more information regarding the risks related to our intellectual property, see “Risk Factors  —  Risks Related to Our Intellectual Property.”

As of December 31, 2020, our patent portfolio included: (i) six issued patents and two pending patent applications in the United States and (ii) three issued foreign patents and ten pending foreign patent applications. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

One family of patents and applications covers compositions of matter for IkT-001Pro and related chemical compounds, as well as methods of using those compositions. This family includes two issued U.S. patents: U.S. Patent No. 9,487,500, which claims a genus of compounds including IkT-001Pro, and U.S. Patent No. 9,907,796, which claims methods of using a genus of compounds, including IkT-001Pro, to treat certain tumoral disease and certain infectious diseases. These U.S. Patents will expire between 2033 and 2034, not including any potential patent term extensions. This family does not include any pending patent applications in the U.S. Outside the U.S., this family includes issued patents in Europe, Japan, and Australia, and pending patent applications in Japan and Canada. Outside the U.S., patents issuing from the applications in this family, if granted, will expire in 2033, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family of patents and applications is jointly owned by us and Sphaera. Under the terms of our agreement with Sphaera, described above under “—  Material Agreements  —  Sphaera Pharma Pte. Ltd.” we have the exclusive right to commercialize certain compounds disclosed in these applications, including IkT-001Pro, for cancer treatments.

Two families of patents and applications cover compositions of matter for IkT-148009 and IkT-01427, the IkT-148x portfolio, and methods of use relating to those compositions. Patents issuing from the applications in these families, if granted, will expire between 2036 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future. These families include four issued U.S. patents and pending patent applications in the United States, Japan, Australia, Canada, and Europe. The issued patents, U.S. Patent No. 9,828,370, U.S. Patent No. 10,118,923, U.S. Patent No. 10,316,031, and U.S. Patent No. 10,344,027, will expire in 2036, not including any potential patent term extensions, and include claims that cover compositions of matter for IkT-148009 and IkT-01427, as well as claims that cover methods of using those compositions to treat certain cancers and certain infectious diseases. These families are solely owned by us.

We hold a license from Emory University to (i) one issued patent in the United States and (ii) fourteen issued foreign patents. These patents cover methods of treating pathogenic infections with certain tyrosine kinase inhibitors, not including IkT-148009 and IkT-01427, and will expire between 2025 and 2028.

In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors  —  Risks Related to Our Intellectual Property.”

The patent positions of pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors  —  Risks Related to Our Intellectual Property.”

Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent IRB at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with cGCPs, requirements to establish the safety and efficacy of the proposed drug product for each indication;
•	submission to the FDA of an NDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with cGCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and
•	compliance with any post-approval requirements, including the potential requirement to implement a REMS, and the potential requirement to conduct post-approval studies.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity, to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

The FDA also may require submission of a REMS plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with cGCP requirements.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, accelerated approval, priority review, and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. The FDA may review sections of the NDA for a fast track product on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products tested for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on IMM or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

505(b)(2) Pathway

The 505(b)(2) new drug application (NDA) is a U.S. Food and Drug Administration (FDA) abbreviated drug approval pathway. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the FDCA. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. The FDA may also require the applicant to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any indication sought by the Section 505(b)(2) applicant.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that such disease or condition affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting an NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will be receiving orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity. Orphan exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same active ingredient for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. Further, the FDA may approve more than one product for the same orphan indication or disease as long as the products contain different active ingredients. Moreover, competitors may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products and the establishments where such products are manufactured, as well as new application fees for supplemental applications with clinical data. The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval of a drug or medical device is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs or devices may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our operations include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value;

•

federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;

•

provisions of HIPAA, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•

the federal Physician Payments Sunshine Act requirements, under the Patient Protection and Affordable Care Act, which require manufacturers of certain drugs and biologics to track and report to Centers for Medicare &

Medicaid Services, or CMS, payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.

Regulation Outside the United States

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

To market our future products in the European Economic Area, or EEA (comprised of the 28 member states of the EU plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

•

The Community MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member State through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure.

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and Marketing Exclusivity

In the EEA, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an

NDA for a new molecular entity. A drug is a new molecular entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price, or AMP, to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B drug pricing program.

The required 340B discount on a given product is calculated based on the AMP and Medicaid rebate amounts reported by the manufacturer. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug prices are determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. An emphasis on cost containment measures in the United States has increased, and we expect will continue to increase, the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

In addition, in most foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Corporate Information

We were incorporated in Delaware in 2010 as a successor to a Georgia limited liability company, and commenced operations in September 2008. Our principal executive offices are located at 3350 Riverwood Parkway SE, Suite 1900, Atlanta, Georgia 30339. We also maintain offices at One Marina Park Drive, Suite 1410, Boston, Massachusetts 02210. Our telephone numbers are (678) 392-3419 and (617) 936-0184. Our website address is www.inhibikase.com. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and it should not be considered to be part of this Annual Report on Form 10-K.

Employees and Human Capital Resources

As of December 31, 2020, we have three employees and five contractors, five of whom collectively comprise our management team. All but one of these individuals holds a Ph.D. or an M.D. Our employees and contractors are located in Boston, Connecticut and Atlanta. The Company is currently in the process of converting contract and consulting management team members into regular employees and expects to add five additional employees during 2021. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this document, including our financial statements and the related notes. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our company. These risks are described more fully in the section titled “Risk Factors” in this Annual Report on Form 10-K.

These risks include, but are not limited to, the following:

•

We are a clinical stage drug development company with limited resources, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

•

The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

•	If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened.
•

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K.

•

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, we may never generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable.

•	We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
•	If we fail to obtain additional financing, we may be unable to complete the development of and, if approved, we may be unable to commercialize any of our product candidates.
•

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

•

Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative diseases. All of our product candidates will require significant nonclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.

•

We currently contract with various research institutions to perform the research and development activities needed to develop our products, and if we ever choose to or need to find alternative research institutions, we may not be able to do so at all or, if we are able to do so, it may be costly and may cause significant delays in the development and commercialization of our products.

•

Research, development, and commercialization of pharmaceutical products are inherently risky. We are heavily dependent on the successful use of our RAMP™ drug discovery program and the product candidates that emerge from it and which are undergoing preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

•

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates. If we cannot show positive results or replicate any positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and current and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

•	We have no history of completing clinical trials for novel drug substances or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
•

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

•

The regulatory approval processes of the FDA, the European Medicines Agency, or EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

•

We expect to depend in whole or in part on collaborations with third parties for the research, development and commercialization of any product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

•

We currently rely on and expect to continue to rely on third parties to conduct our clinical trials and preclinical testing, as well as any future research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

•

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and current clinical trials and expect to continue to do so for any future clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials or product candidates that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

•

We depend on third party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third party suppliers or their inability to supply us with adequate raw materials could harm our business.

•	We currently rely on a small number of suppliers for manufacturing our product candidates.
•

If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

•	Insiders control a significant number of shares of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical stage drug development company with limited resources, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage drug development company that commenced operations in September 2008. We have limited facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers and by designing and developing research programs in collaboration with university-based experts who work with us to evaluate mechanism(s) of disease for which we have designed and developed product candidates. Our direct research capabilities are very limited. As of the date of this Report, we have not maintained a principal laboratory or primary research facility for the development of our product candidates. In addition, we have no products approved for commercial sale and therefore all of our revenue has been obtained solely through grants and contracts from private foundations and from state and federal grants from institutions such as the National Institutes of Health and the Department of Defense.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. As of the date of this Report we have not completed clinical trials for any of our product candidates, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of drug development, we may never initiate or complete clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage pharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business, operating results and financial condition will suffer.

The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of current and other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including but not limited to clinical development, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed restrictions on travel between the United States, Europe, and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratories are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that the impact is not material.

The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our preclinical and clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place, executive, and similar government orders and have begun reopening our offices to allow employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on employee safety and optimal work environment.

Quarantines, shelter-in-place, executive, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our laboratory operations and research and development activities are located in areas that are subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. To date, we are aware of certain suppliers for our research and development activities who have experienced operational delays directly related to the COVID-19 pandemic.

In addition, we expect our preclinical and clinical trials may be affected by the COVID-19 pandemic. If COVID-19 is not contained, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•

changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could result in participants dropping out of the trial, missing scheduled doses or follow-up visits or failing to follow protocol or otherwise impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•

delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•

limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	interruption or delays to our sourced discovery and clinical activities; and
•	challenges as a result of the COVID 19 pandemic.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened.

We have experienced negative operating cash flows since our inception and have funded our operations primarily through private, state and federal contracts and grants as well as the issuance of common stock in our initial public offering in December 2020. We will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

•	Our present and future capital requirements will be significant and will depend on many factors, including:
•	the progress and results of our development efforts for our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments;
•	market acceptance of our product candidates;
•	the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
•	the extent to which we acquire or in-license other products and technologies; and
•	legal, accounting, insurance and other professional and business-related costs.

We may not be able to acquire additional funds on acceptable terms, or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

If we do not have, or are not able to obtain, sufficient funds, we may be required to delay development or commercialization of our product candidates. We also may have to reduce the resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements for the year ended December 31, 2020 included in this prospectus.

The report from our independent registered public accounting firm for the year ended December 31, 2020 includes an explanatory paragraph stating that our recurring losses from operations, working capital deficit and accumulated deficit raise substantial doubt about our ability to continue as a going concern. We will continue to seek to raise additional working capital through public equity, private equity or debt financings. If we fail to raise additional working capital, or do so on commercially unfavorable terms, it would materially and adversely affect our business, prospects, financial condition and results of operations, and we may be unable to continue as a going concern. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, we may never generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable.

We have no products approved for commercial sale and have not generated any revenue from product sales. We anticipate generating additional revenue from private foundations and state and federal grants and contracts prior to generating revenue from product sales, but such grants and contracts are not guaranteed and will not make us profitable. Our ability to successfully commercialize our existing product candidates depends on our ability to successfully obtain regulatory approvals, among other factors. Thus, we may not generate meaningful revenue until after we have successfully begun and completed clinical development and received regulatory approval for the commercial sale of a product candidate. We may never begin clinical development or receive regulatory approval for the commercial sale of a product candidate and thus may never generate revenue from product sales.

Our ability to generate revenue and achieve profitability depends significantly on many factors, including:

•	successfully completing research and preclinical and clinical development of our product candidates;
•	obtaining regulatory approvals and marketing authorizations for product candidates once we have successfully begun and completed clinical development and clinical trials;
•	identifying, assessing, acquiring and/or developing new product candidates;
•	successfully competing for grant revenue from private foundations and state and federal agencies;
•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•

launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;

•	obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;
•	obtaining adequate reimbursement for our product candidates from payors;
•	obtaining market acceptance of our product candidates as viable treatment options;
•	addressing any competing technological and market developments;
•	maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
•	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when, if ever, we will be able to generate any meaningful revenue or achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ preclinical or clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations, and cause a decline in the value of our common stock, all or any of which may adversely affect our viability.

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $2,847,894 and $5,722,983 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $15,031,624.

We have invested significant financial resources in research and development activities, including for our product candidates and our RAMPTM drug discovery program and prodrug technologies. We do not expect to generate revenue from product sales for several years, if at all. The amount of our future net losses will depend, in part, on the level of our future expenditures and our ability to generate revenue. Moreover, our net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance.

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue our research and discovery activities;
•	continue dosing patients in our Phase I clinical trial of IkT-148009;
•	continue the development of our RAMPTM drug discovery platform and prodrug technologies;
•	advance our current and any future product candidates through preclinical and clinical development;
•	initiate and conduct additional preclinical, clinical or other studies for our product candidates;
•	work with our contract manufacturers to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;
•	change or add additional contract manufacturers or suppliers;
•	seek regulatory approvals and marketing authorizations for our product candidates;
•	establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;
•	acquire or in-license product candidates, intellectual property and technologies;
•	make milestone, royalty or other payments due under any license or collaboration agreements;
•	obtain, maintain, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;
•	attract, hire and retain qualified personnel;
•	provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
•	experience any delays or encounter other issues related to our operations;

•	experience negative general market conditions or extraordinary external events, such as recessions or the COVID-19 pandemic;
•	meet the requirements and demands of being a public company; and
•	defend against any product liability claims or other lawsuits related to our products.

Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ deficit and working capital. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

If we fail to obtain additional financing, we may be unable to complete the development of and, if approved, commercialization of our product candidates.

Our operations have required substantial amounts of cash since inception. To date, we have financed our operations primarily through revenue generated by private, state and federal grants and contracts as well as the issuance of common stock in our December 2020 initial public offering. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our early-stage programs and, in particular, advance our lead program candidates through preclinical development and clinical trials, including our Phase I clinical trial of IkT-148009. The successful development of our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of the December 2020 offering.

The Company had cash of $13,953,513 as of December 31, 2020 and active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of February 28, 2021. Our estimate as to how long we expect our existing cash to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us, or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on our flexibility to operate. Any difficulty or failure to successfully obtain additional funding may jeopardize our ability to continue the business and our operations.

Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates. We may expend our limited resources on programs that do not yield a successful product candidate and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We have a portfolio that applies our RAMPTM drug discovery platform and prodrug technology across three therapeutic areas: neurodegeneration in the brain and GI complications of PD patients, oncology and bacterial and viral disease in the brain. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio.  We have commenced dosing our fist patients in our Phase I clinical trial of IkT-148009 for the treatment of PD.

Due to the significant resources required for the development of our programs, we must focus our programs on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. Similarly, our potential decisions to delay, terminate or collaborate with third parties in respect of certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. We may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights. If we make incorrect determinations regarding the viability or market potential of any or all of our programs or product candidates or misread trends in the pharmaceutical industry, in particular, for neurodegenerative diseases, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative diseases. All of our product candidates will require significant nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting neurodegenerative diseases, including IkT-148009 and IkT-001Pro. Our product candidates, including IkT-148009, may experience preliminary complications surrounding trial execution, such as complexities surrounding the submission and regulatory acceptance of INDs, trial protocols and design, patient recruitment and enrollment, quality and supply of clinical doses and safety issues.

All of our product candidates are in the early stages of preclinical and/or clinical development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts, all of which will require additional capital, before we can generate any revenue from product sales. In addition, if IkT-148009 encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We currently contract with various research institutions to perform the research and development activities needed to develop our products, and if we ever choose to or need to find alternative research institutions, we may not be able to do so at all or, if we are able to do so, it may be costly and may cause significant delays in the development and commercialization of our products.

We do not currently own, lease or operate a principal laboratory, research and development or manufacturing facility of our own. Currently, we collaborate with various research institutions to perform research and development for our products, including: Johns Hopkins University and Louisiana State University at Shreveport. Establishing our own facilities would result in significant additional expense and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources, of which there can be no assurance that we will be able to obtain. In addition, there can be no assurances that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. The commercial success of products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in continuing to contract with research institutions to perform research and development for our products, that we would be able to establish our own facilities should we choose to or find it necessary to do so, that we would be successful in establishing additional collaborative arrangements or that, if established, such future partners will be successful in commercializing our products.

Research, development, and commercialization of pharmaceutical products are inherently risky. We are heavily dependent on the successful use of our RAMPTM drug discovery program and the product candidates that emerge from it and which are undergoing preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

We are at an early stage of development of the product candidates currently in our programs and are further developing our RAMPTM drug discovery program and prodrug technologies to provide future additional product candidates. To date, we have invested substantially all of our efforts and financial resources to identify, develop intellectual property for, and advance our programs, including conducting preclinical studies for our lead programs, commencing our Phase I clinical trials for IkT-148009 and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•	our product candidates may not successfully complete preclinical studies or begin or complete clinical trials;
•	our product candidates may fail to be delivered across the blood brain barrier, or BBB, and therefore may not be clinically viable for CNS diseases such as PD;
•

a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	our competitors may develop therapeutics that render our product candidates obsolete or less attractive;

•	our competitors may develop alternative technologies to deliver therapeutics across the BBB that outperform our product candidates;
•	the product candidates that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;
•	the product candidates that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;
•	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•

if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

•	a product candidate may not be accepted as safe and effective by patients, the medical community or governmental third party payors.

We may not be successful in our efforts to further develop current or future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in the early stages of development, has not undergone clinical trials except in the case of our Phase I clinical trial for IkT-148009 for which we have recently commenced dosing patients, and will require significant clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which could have a material adverse effect on our business and could potentially cause us to cease operations.

Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates. If we cannot show positive results or replicate any positive results from our earlier preclinical studies of our product candidates in our later preclinical studies and current and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from preclinical studies of our product candidates may not necessarily be predictive of the results from later preclinical studies and current and future clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and current and future clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

We have no history of completing clinical trials for novel drug substances or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to research, financing and staffing our company, developing our technology and developing our lead product candidate, IkT-148009, and other product candidates and commencing our Phase I clinical trial for IkT-148009. Our company has completed observational trials measuring biological parameters for specific indications in human patients from human fluids, but we have never completed a clinical development program for a new interventional drug, and we have not commercialized product candidates. Our product development strategy has included attempts to create molecules through RAMPTM that have predictable human safety margins for the target patient population, but we have never proved that our product candidates have this safety margin in clinical studies.  Except for the commencement of our Phase I clinical trial for IkT-148009 for PD, none of our product candidates have advanced into clinical development, late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. We cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, contract research organizations or CROs, consultants or collaborators. Relying on third party clinical investigators, CROs or collaborators may result in delays that are outside of our control. If our clinical development program, clinical trials or commercialization of our product candidates were to fail, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

In order to obtain marketing approval for any of our product candidates, we must demonstrate the safety and efficacy of the product candidate for the relevant clinical indication or indications through clinical trials as well as additional supporting data. If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Additionally, we cannot guarantee that additional preclinical studies will show positive results. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Subjects in our planned clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials. However, such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. Further, if our planned clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

If significant adverse events or other side effects are observed in any of our current and future clinical trials, we may have difficulty recruiting patients to the related clinical trial, patients may drop out of the trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities, or an institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the pharmaceutical industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

Further, if any of our product candidates obtains marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional warnings being added to the labeling, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have eight programs, all of which are in the research, discovery, preclinical or clinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding beyond the current financial resources of the Company and is prone to the risks of failure inherent in drug development. We may not be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

If any of our product candidates successfully completes its planned clinical trials, we plan to seek regulatory approval to market such product candidates in the United States, the European Union, or EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that collaborators or partners will conduct these activities or do so within the timeframe we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of neurodegenerative diseases or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives.

Investment in pharmaceutical product development involves significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, and become commercially viable. We cannot provide any assurance that we will be able to successfully advance any of our product candidates through the development process or, if approved, successfully commercialize any of our product candidates.

We have concentrated much of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development.

We have focused much of our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by pharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently no marketed disease-modifying therapeutic options available for patients with PD and other neurodegenerative diseases. Disease-modifying therapies are therapies that would slow, stop or reverse neurodegenerative disease. While we believe our approach to therapy is disease-modifying, no markers to quantify disease progression have been identified. Our future success may be dependent on demonstrating disease-modification for neurodegenerative diseases using our product candidates. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative diseases subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

Our approach to the treatment of neurodegenerative diseases aims to identify and select targets with a biochemical link to neurodegenerative diseases, identify and develop biomarkers for the intended targets, which are biological molecules found in blood, other bodily fluids or tissues that are signs of a normal or abnormal process or of a condition or disease, to select the right patient population and demonstrate target engagement, pathway engagement and impact on disease progression of our molecules, identify and develop molecules that engage the intended target, and engineer our molecules to cross the BBB and act directly in the brain. This strategy may not prove to be successful. We cannot be sure that our approach will yield satisfactory therapeutic products that are safe and effective, scalable, profitable or able to obtain regulatory approval.

Moreover, public perception of drug safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical trials, or if approved, of physicians to subscribe to novel treatments.

We may encounter substantial delays in our current and planned clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Our current and planned clinical trials are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or, in the case of the EMA, a clinical trial application, or CTA, will result in the FDA or EMA allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, including our Phase 1 clinical trial of IkT-148009 for which our first dosing of patients commenced in February 2021, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•	delays in reaching a consensus with regulatory agencies on study design;
•

delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in obtaining required IRB approval at each clinical trial site;
•

imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including, but not limited to, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments in trials conducted by competitors that raise FDA or EMA concerns about risk to patients broadly; or if the FDA or EMA finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;

•	delays or difficulties resulting from the COVID-19 pandemic;
•

delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•	difficulty collaborating with patient groups and investigators;
•	failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
•

failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or cGCPs, requirements, or applicable EMA or other regulatory guidelines in other countries;

•	occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•	changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
•	the cost of clinical trials of our product candidates being greater than we anticipate;
•

clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and

•

delays in manufacturing, testing, releasing, validating, or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials or the inability to do any of the foregoing.

Any inability to successfully initiate or complete current or future clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

We may encounter difficulties enrolling patients in our current and planned clinical trials, and our clinical development activities could thereby be delayed or otherwise adversely affected.

The timely completion of our current and planned clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in such trials until their conclusion. We may experience difficulties in patient enrollment in our planned clinical trials for a variety of reasons, including:

•	the size and nature of the patient population;
•	the patient eligibility criteria defined in the protocol, and/or certain criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials;
•	the size of the study population required for analysis of a trial’s primary endpoints;
•	the proximity of patients to a trial site;
•	the COVID-19 pandemic;
•	the design of a trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

Our current and planned clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of our planned clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. This is particularly true in neurodegenerative diseases, where failure rates historically have been higher than in many other disease areas. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

We cannot be certain that our current or planned clinical trials will be successful. Additionally, any safety concerns observed in any one of our current and planned clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even if our planned clinical trials were to be successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development. If we are unable to design, conduct and complete our current and planned clinical trials successfully, our product candidates will not be able to receive regulatory approval.

In order to obtain FDA approval for any of our product candidates, we must submit to the FDA an NDA with substantial evidence that demonstrates that the product candidate is both safe and effective in humans for its intended use. This demonstration will require significant research, preclinical studies and clinical trials.

Clinical trials are time-consuming, expensive and difficult to design and implement, in part because they are subject to rigorous requirements and the outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. If we receive authorization to conduct our planned clinical trials in addition to our already commenced Phase 1 clinical trial for IkT-148009, we could encounter problems that could halt our planned clinical trials or require us to repeat such clinical trials. If patients participating in our current and planned clinical trials suffer drug-related adverse reactions during the course of such clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may have to be suspended or terminated. Suspension, termination or the need to repeat a clinical trial can occur at any stage.

The clinical trial success of each of our product candidates depends on reaching statistically significant changes in patients’ symptoms based on clinician-rated scales. There is a lack of consensus regarding standardized processes for assessing clinical outcomes based on clinician-rated scales. Accordingly, the scores from our clinical trials may not be reliable, useful or acceptable to the FDA or other regulatory agencies.

Changes in standards related to clinical trial design could have a material adverse effect on our ability to design and conduct clinical trials as planned. For example, we expect to conduct clinical trials comparing our product candidates to both placebo and other approved drugs, but regulatory authorities may not allow us to compare our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct such a planned clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from our planned clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our planned clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims or removal of certain warnings that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, which could have a material adverse effect on the labeling, distribution or promotion of a drug product.

Any of these delays or additional requirements could cause our product candidates to not be approved, or if approved, significantly impact the timing and commercialization of our product candidates and significantly increase our overall costs of drug development.

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. Moreover, the neurodegenerative field is characterized by strong and increasing competition, and a strong emphasis on intellectual property. Our competitors may be able to develop other compounds, drugs, cellular or gene therapies that are able to achieve similar or better results. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies and specialty pharmaceutical companies worldwide. Potential competitors also include academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of pharmaceutical and biotech companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs or have commenced clinical development, including PD. Companies developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as Biogen, Inc., Neuropore Therapies, Inc., Bristol Meyers Squib, Roche Holdings AG, Prothena Corporation plc, Sanofi S.A., Takeda Pharmaceutical Co. Ltd., UCB, S.A., Denali Therapeutics, Prevail Therapeutics, Sun SPARC,

FirstBio and AbbVie. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies using distinct treatment modalities.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and clinical development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of the same disease indications as our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications our product candidates are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. See “—  Risks Related to Our Intellectual Property.” The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

The manufacture of our product candidates is complex and difficulties may be encountered in production. If such difficulties are encountered or failure to meet regulatory standards occurs, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our drug product candidates are complex, expensive, highly-regulated and subject to multiple risks. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. Further, as product candidates are developed through preclinical studies to potential future clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our current and planned clinical trials or other future clinical trials. We expect to rely on third-party manufacturers for the manufacturing of our products.

In order to conduct our current and planned or future clinical trials of our product candidates, or supply commercial products, if approved, we will need to have them manufactured in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

In addition, the manufacturing process for any products that we may develop is subject to the FDA, EMA and foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing processes, or on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, prospects, financial condition, results of operations and growth prospects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.

We do not have a sales or marketing infrastructure, nor have we sold, marketed, or distributed pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

Factors that may inhibit our efforts to commercialize any approved product on our own include:

•	our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
•	the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates if approved.

Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

•	the potential and perceived advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	the ability to offer appropriate patient access programs, such as co-pay assistance;
•	the extent to which physicians recommend our products to their patients;
•	convenience and ease of dosing and administration compared to alternative treatments;
•	the clinical indications for which the product candidate is approved by the FDA, EMA or other comparable foreign regulatory agencies;
•

product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

•	restrictions on how the product is distributed;
•	the timing of market introduction of competitive products;
•	publicity concerning our products or competing products and treatments;
•	the effectiveness of marketing and distribution efforts by us and other licenses and distributors;
•	sufficient governmental third party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

If any product candidates we develop do not achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. The failure of any of our product candidates to find market acceptance would harm our business prospects.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third party reimbursement practices, or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing, and reimbursement for new drugs vary widely from country to country. In the United States, continual legislative changes may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenue we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if any product candidates we may develop obtain marketing approval.

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if they are approved for commercial sale. Increasingly, third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, of the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

Accordingly, if any of our product candidates are approved, competitors could file ANDAs for generic versions of our drug products or 505(b)(2) NDAs that reference our drug products, respectively. If there are patents listed for our drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents, or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our results of operations and cash flows could be materially and adversely affected. See “— Risks Related to Our Intellectual Property.”

Conducting any clinical trials of our product candidates and any future commercial sales of a product candidate may expose us to expensive product liability claims, and we may not be able to maintain product liability insurance on reasonable terms or at all and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the preclinical and clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during preclinical or clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased or interrupted demand for our products;
•	injury to our reputation;
•	withdrawal of clinical trial participants and inability to continue our clinical trials;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including, but not limited to the following:

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our preclinical or clinical trials;
•

the FDA, EMA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;

•	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;

•	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;
•

the data collected from preclinical or clinical trials of our product candidates may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;

•	we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
•

the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third party manufacturers with which we contract for preclinical, clinical and commercial supplies; and

•

the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our preclinical or clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2) are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We plan to seek FDA approval through the Section 505(b)(2) regulatory pathway for IkT-001Pro. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section 505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2) is successfully challenged, the FDA may change its Section 505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). The pharmaceutical industry is highly competitive, and Section 505(b)(2) NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section 505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

If we file a Section 505(b)(2) application that references a product marketed by another manufacturer, we may be subject to a patent infringement suit and the approval of our product may be delayed.

If we file a Section 505(b)(2) application that relies in whole or in part on studies conducted by a third party, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the Orange Book, with respect to the third party NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our drug. A certification that our new drug will not infringe the Orange Book-listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If we submit a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to the NDA holder once our Section 505(b)(2) application is accepted for filing by the FDA. The third party may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the Section 505(b)(2) application until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of us.

The third party may file a patent infringement lawsuit outside the 45-day period, in which case, our Section 505(b)(2) application will not be subject to the 30-month stay of FDA approval.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

Adverse events or other undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign regulatory authorities. Drug-related side effects could affect patient recruitment, the ability of enrolled patients to complete the study, and/or result in potential product liability claims. We are required to maintain product liability insurance pursuant to our business practice. We may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, prospects, and business. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical trial participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates, and decreased demand for our product candidates, if approved for commercial sale.

Additionally, if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including, but not limited to:

•	regulatory authorities may withdraw approvals of such product or impose restrictions on distribution;
•	regulatory authorities may require additional warnings or contraindications on the label that could diminish the usage or otherwise limit the commercial success of the product;
•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•	we may be forced to suspend marketing of the product;
•

we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;

•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations, and prospects.

We may conduct future clinical trials for our product candidates outside the United States, and the FDA, EMA and applicable foreign regulatory authorities may not accept data from such trials.

We may in the future choose to conduct one or more clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA, EMA or applicable foreign regulatory authority may be subject to certain conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical significance, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction, and could significantly harm our business, prospects, financial condition, and results of operations.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or EMA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate for those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fail to comply with the regulatory requirements in international markets or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to extensive regulatory scrutiny.

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, biologics license application to the FDA, or BLA or marketing authorization application, or MAA. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS), or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA, or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•	issue warning letters that would result in adverse publicity;
•	impose civil or criminal penalties;
•	suspend or withdraw regulatory approvals;
•	suspend any of our ongoing clinical trials;
•	refuse to approve pending applications or supplements to approved applications submitted by us;
•	impose restrictions on our operations, including closing our contract manufacturers’ facilities;
•	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
•	refuse to allow us to enter into government contracts;
•	seize or detain products, refuse to permit the import or export of products; or
•	require a product recall.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations in the United States and other jurisdictions may be enacted that could further restrict or regulate post-approval activities. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our products and/or product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

Although we have received orphan drug designation for IkT-001Pro and may seek orphan drug designation for other product candidates, we may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, for IkT-001Pro, and may be unable to obtain such a designation for other product candidates. This may cause our revenue, if any, to be reduced.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States when there is no reasonable expectation that the cost of developing and making available the drug or biologic in the United States will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting an NDA or BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product.  If we lose orphan drug designation in the future for IkT-148009 the development costs may outweigh the economic benefits from FDA approval, if any, and commercialization.

Although we intend to seek a breakthrough therapy designation for IkT-148009 and may seek a breakthrough therapy designation for other product candidates in the future, we might not receive such designation, and even if we do, such designation may not lead to a faster development of any product candidate or approval process for any product candidate.

We intend to seek a breakthrough therapy designation for IkT-148009 in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that may affect our ability to profitably sell our product and product candidates, if approved.  The United States government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs.

The Affordable Care Act was intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate. The Trump administration issued executive orders which sought to reduce burdens associated with the Affordable Care Act and modified how it was implemented.  Other legislative changes have been proposed and adopted since passage of the Affordable Care Act.

The Affordable Care Act has also been subject to challenges in the courts.  On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.  On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act.  An appeal was taken to the U.S. Supreme Court which heard oral arguments in the case on November 10, 2020.  A ruling is expected in 2021.

Further changes to and under the Affordable Care Act remain possible and President Biden has indicated that he intends to undo changes to the Affordable Care Act made by the Trump administration and would advocate for legislation to build on the Affordable Care Act.  It is unknown precisely what form any such changes or any law would take, and how or whether it may affect our business in the future.  We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to:

•	comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities;
•	provide true, complete and accurate information to the FDA, EMA and other comparable foreign regulatory authorities;
•	comply with manufacturing standards we have established;
•	comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
•	report financial information or data accurately or to disclose unauthorized activities to us.

If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

If we fail to comply with healthcare laws, we could face substantial penalties and our business, operations and financial conditions could be adversely affected.

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

•

federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

•

the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, as well as other state and foreign laws regulating marketing activities;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
•

analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including, but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could, despite our efforts to comply, be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If we or any contract manufacturers and suppliers we engage fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We and any contract manufacturers and suppliers we currently or may in the future engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our preclinical trials, future clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties

We currently rely on and expect to continue to rely on third parties to conduct our clinical trials and preclinical testing, as well as future research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our research, preclinical testing and clinical research and current clinical trial and will rely on such third parties to conduct any future clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities.

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that any current or future clinical trials would be conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of any current or future clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any current or future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain timeframes. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

Our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical programs and any future clinical trials. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our preclinical or future clinical protocols, regulatory requirements or for other reasons, our preclinical and any future clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, the commercial prospects for our product candidates would be harmed, our costs could increase substantially and our ability to generate revenue could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. Identifying, qualifying and managing performance of third party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

Additionally, if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our preclinical or any current or future clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

We also expect to rely on other third parties to store and distribute drug supplies for any current or future clinical trials. Any performance failure on the part of our distributors could delay future clinical development or marketing approval of any product candidates we may develop or commercialization of our medicines, producing additional losses and depriving us of potential product revenue.

We expect to depend in whole or in part on collaborations with third parties for the research, development and commercialization of any product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We expect to work with third party collaborators in whole or in part for the development and commercialization of any product candidates we may develop. Our collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and academic institutions and commercial research organizations. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Such collaborations pose the following risks to us:

•	collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

collaborators may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity and enforceability of our intellectual property;

•	we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;
•

disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;

•

collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;
•	we may lose certain valuable rights under circumstances identified in our collaborations;
•	collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction which is not in our best interest;
•

collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products, product candidates or research programs;

•	key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;

•	collaborations may require us to incur short- and long-term expenditures or issue securities that dilute our stockholders or disrupt our management and business;
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
•

collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

We may face significant competition in seeking appropriate collaborations. Recent business combinations among biotechnology and pharmaceutical companies have resulted in a reduction of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section also apply to the activities of our collaborators and any negative impact on our collaborators may adversely affect us.

We contract with third parties for the manufacture of materials for our research programs, preclinical studies and current clinical trial and expect to continue to do so for any future clinical trials and for commercialization of any product candidates that we may develop. This reliance on third parties carries and may increase the risk that we will not have sufficient quantities of such materials or product candidates that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not currently have any manufacturing facilities. We currently rely on third party manufacturers for the manufacture of our materials for preclinical studies and current clinical trial and expect to continue to do so, including for any future clinical trials, unless we choose to establish our own manufacturing facilities for preclinical studies, any current and future clinical trials and for commercial supply of any product candidates that we may develop.

We may be unable to establish any further agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	the possible breach of the manufacturing agreement by the third party;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•	reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•	the inability to produce required volume in a timely manner and to quality standards.

Third party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our third party manufacturers may have little or no experience manufacturing materials that we require for our preclinical studies and current and future clinical trials. Our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business, financial condition, results of operations, and prospects.

Any product candidates that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay any future clinical development or marketing approval. We do not currently have arrangements in place for redundant supply for any of our product candidates. If any one of our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer and may incur added costs and delays in identifying and qualifying any such replacement. Furthermore, securing and reserving production capacity with contract manufacturers may result in significant costs.

Our current and anticipated future dependence upon others for the manufacture of any product candidates we may develop may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale up manufacturing of our product candidates and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with any current or future clinical trials and obtain regulatory approval for commercial marketing. In the future, we may identify impurities, which could result in increased scrutiny by regulatory authorities, delays in our clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our product candidates.

We depend on third party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole sourced raw materials could materially harm the ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for future clinical trials and regulatory approvals, which would have a material adverse effect on our business.

We currently rely on a small number of suppliers for manufacturing our product candidates.

We currently rely on a small number of chemical manufacturers for our product candidates. If our suppliers were to have their businesses disrupted either inside or outside of the United States, we might be unable to find a replacement for such source in a timely manner, if at all. If a manufacturer were to be acquired by a competitor, the competitor may elect not to continue to manufacture for us at all. The loss of a supplier could cause manufacturing delays given the strict licensing requirements in this industry. If for any reason we were to change any one of our third-party contract manufacturers, we could face difficulties that might adversely affect our ability to maintain an adequate supply of our products, and we would incur costs and expend resources in the course of making the change. Moreover, we might not be able to obtain terms as favorable as those received from our current third-party contract manufacturers, which in turn would increase our costs.

We are dependent on third-party manufacturers which are located in China, and any inability to obtain products from any such manufacturers could harm our business.

Many of our current and future product candidates are expected to be manufactured in whole or in part by companies that are located in China. This concentration exposes us to risks associated with doing business globally. The political, legal and cultural environment in China is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region could have a material adverse effect on our business, operating results and financial condition.

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products.

These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between China and the United States. Any of these factors could depress economic activity, restrict our sourcing from suppliers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy. We cannot predict whether any of the countries in which our product candidates or raw materials are currently manufactured or may be manufactured in the future will be subject to additional trade restrictions imposed by the United States and foreign governments, nor can we predict the likelihood, type or effect of any such restrictions.

Moreover, the potential for recurrence of the COVID-19 pandemic in China could impair our ability to obtain product candidates and raw materials from manufacturers in that region or to obtain products at marketable rates. Such events may result in the need for us to consider and establish relationships with manufacturers in different countries from which to source our product candidates and raw materials and could have a material adverse effect on our business, operating results and financial condition.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for compositions of matter for each of our product candidates and any other technologies we may develop. We seek to protect our proprietary position by prosecuting intellectual property and filing patent applications in the United States and abroad relating to our product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates is at an early stage, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is also at an early stage. We have filed patent applications on these aspects of our technology and core product candidates; however, there can be no assurance that any such patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If any of our owned or in-licensed patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. With respect to both in-licensed and owned intellectual property, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors or other third parties.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, our ability to obtain and maintain valid and enforceable patents depends on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

If the scope of any patent protection we obtain is not sufficiently broad, or if we lose any of our patent protection, our ability to prevent our competitors from commercializing similar or identical technology and product candidates would be adversely affected.

The patent position of pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our owned or in-licensed pending and future patent applications may not result in patents being issued which protect our product candidates or other technologies or which effectively prevent others from commercializing competitive technologies and product candidates.

Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Even if patent applications we license or own currently or in the future issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. Any patents that we own or in-license may be challenged, narrowed, circumvented, or invalidated by third parties. Consequently, we do not know whether our product candidates or other technologies will be protectable or remain protected by valid and enforceable patents. Our competitors or other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner which could materially adversely affect our business, prospects, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we co-own certain patents and patent applications relating to our prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications that was jointly developed with Sphaera Pharma Pte. Ltd., or Sphaera. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on operating agreements between the joint owners of such patents and patent applications. If our licensors or co-owners fail to sustain the grant of exclusive licenses to us or we are otherwise unable to maintain such exclusive rights, our licensors or co-owners may be able to license these rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of our licensors and co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our license agreements, and we expect our future agreements, will impose various development, diligence, commercialization, and other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, prospects, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	the sublicensing of patent and other rights under our collaborative development relationships;
•	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, prospects, financial conditions and results of operations.

We may not be able to protect our intellectual property and proprietary rights throughout the world.

Filing, prosecuting, and defending patents on our product candidates and other technologies in all countries throughout the world would be prohibitively expensive, and the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to pharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property and proprietary rights generally. Proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and this may have material adverse effects on our business, prospects, financial condition and results of operations.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents, once obtained. Depending on future actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

Issued patents covering our product candidates and other technologies could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.

If we or one of our licensors initiated legal proceedings against a third party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, prospects, financial condition and results of operations.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our owned or in-licensed U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent term extension of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar extensions as compensation for patent term lost during regulatory review processes are also available in certain foreign countries and territories, such as in Europe under a Supplementary Patent Certificate. However, we may not be granted an extension in the United States and/or foreign countries and territories because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is shorter than what we request, our competitors may obtain approval of competing products following our patent expiration, and could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates or other technologies. Litigation may be necessary to defend against these and other claims challenging inventorship or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates and other technologies. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, prospects, financial condition and results of operations.

Some intellectual property may have been discovered through government funded programs and thus may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for U.S.-based companies. Compliance with such regulations may limit our exclusive rights, and limit our ability to contract with non-U.S. manufacturers.

All of our novel and in-licensed compounds were funded in whole or in part by the U.S. government, and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf, commonly referred to as march-in rights. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third party of its reserved rights could have a material adverse effect on our business, prospects, financial condition, and results of operations.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for our product candidates and other technologies, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information and to maintain our competitive position. Trade secrets and know-how can be difficult to protect. We expect our trade secrets and know-how to over time be disseminated within the industry through independent development, the publication of journal articles describing the methodology, and the movement of personnel from academic to industry scientific positions. In addition, because we may collaborate with various collaborators on the development and commercialization of one or more of our product candidates and because we may rely on third parties to manufacture our product candidates, we may be required, at times, to share trade secrets with them prior to disclosing proprietary information. We seek to protect these trade secrets and other proprietary technology, in part, by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants as well as train our employees not to bring or use proprietary information or technology from former employers to us or in their work, and remind former employees when they leave their employment of their confidentiality obligations. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite our efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Given that our proprietary position is based, in part, on our know-how and trade secrets, if any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed, and may have an adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with may be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. Our existing collaborative research and development programs may require us to share trade secrets under the terms of our research and development collaborations or similar agreements.

Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other pharmaceutical companies, which may include competitors and potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, prospects, financial condition and results of operations.

Third party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates and other technologies.

The field of discovering treatments for our target indications is highly competitive and dynamic. Due to the research and development that is taking place in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third party, intellectual property and proprietary rights in the future.

Our commercial success depends in part on our, our licensors’ and our collaborators’ ability to avoid infringing, misappropriating and otherwise violating the patents and other intellectual property rights of third parties. There is a substantial amount of complex litigation involving patents and other intellectual property rights in the pharmaceutical industry, as well as administrative proceedings for challenging patents, including interference, derivation and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. As discussed above, recently, due to changes in U.S. law referred to as patent reform, new procedures including inter partes review and post-grant review have been implemented. As stated above, this reform adds uncertainty to the possibility of challenge to our patents in the future.

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to the fields in which we are developing our product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, and other technologies might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

Defense of infringement claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and other employee resources from our business, and may impact our reputation. In the event of a successful claim of infringement against us, we may be enjoined from further developing or commercializing our infringing product candidates or other technologies. In addition, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties and/or redesign our infringing product candidates or technologies, which may be impossible or require substantial time and monetary expenditure. In that event, we would be unable to further develop and commercialize our product candidates or other technologies, which could harm our business significantly.

Engaging in litigation to defend against third parties alleging that we have infringed, misappropriated or otherwise violated their patents or other intellectual property rights is very expensive, particularly for a company of our size, and time-consuming. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings against us could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, prospects, financial condition or results of operations.

We may become involved in lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We have applied to register our primary trademarks in our primary market, the United States. Although the applications have been approved by the Trademark Office, and were unopposed when they were published for opposition, they have not issued to registration, and will not be registered until we use them on products in at least clinical trials, and file the required statements of use with the Trademark Office. We have not applied to register our trademarks in any foreign country and do not know if they are available for use or registration outside of the United States. In sum, we have not registered any of our trademarks or trade names in any of our geographic markets, and failure to secure those registrations could adversely affect our business. Our unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Indeed, since we have made no use of our trademarks or trade names in any clinical trials or commercially, it is unclear what enforceable rights, if any, we presently own in these marks or names, even in the United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks which are prior to our trademarks or trade names, and which are confusingly similar to our marks or names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, prospects, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
•	we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed trade secret rights;
•	it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
•

our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets, provided those products do not infringe any patents we own or license in these markets;

•	we may not develop additional proprietary technologies that are patentable;
•	we might not be able to protect our trademarks and/or trade names;
•	the patents of others may harm our business; and
•	we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Operations

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2020, we had three full-time employees, and five contractors to oversee critical activities and perform services on our behalf. Due to our limited employee headcount and dependence on contractors, we have operated with our employees and contractors conducting most of their activities outside of our offices. In addition, historically we have limited our cash compensation expenses. After our initial public offering in December 2020, the cash compensation of our chief executive officer and our chief financial officer increased as described in the Section titled “Executive Compensation,” and our cash compensation expense for employees and consultants also increased.

As our development plans and strategies develop, and as we transition into operating as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel, as well as expand our facilities. Future growth will impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, retaining, and motivating additional employees and consultants;
•	identifying and leasing suitable corporate, development and/or research facilities;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties;

•	expanding our operational, financial and management controls, reporting systems, and procedures; and
•	managing increasing operational and managerial complexity.

Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage these growth activities. Our ability to successfully manage our expected growth is uncertain given the fact that only one of our executive officers has been a full-time employee since our incorporation in June 2010. This lack of full-time experience working together as a company may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. These independent organizations, advisors and consultants may be employed by entities other than us, and may have commitments that limit their time, resources and availability to perform services for us. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements if necessary. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our set of service providers, we may not be able to successfully implement the tasks necessary to further develop our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, particularly on our Chief Executive Officer, Dr. Werner, and our scientific and medical contract employees and future personnel, including our board of directors and scientific advisory board, many of whom have significant experience in drug development and marketing, and who could prove hard to replace. The loss of the services provided by any of our executive officers, key employees and consultants, or other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

We conduct our operations in Atlanta, Georgia and Boston, Massachusetts, both regions that are headquarters to many other pharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Our consultants and advisors may be engaged or employed by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We expect that we may need to recruit talent from outside of our regions, and doing so may be costly and difficult.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock and/or stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements, other than for Dr. Werner, provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of all of these individuals or the lives of any of our other employees. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

Our computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we may not be insured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2020, we had federal net operating loss carryforwards of approximately $6.9 million, which will begin to expire in varying amounts beginning in 2030. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We experienced ownership changes in connection with our December 2020 initial public offering and may do so in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our net operating loss carryforwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carryforwards of companies that we may acquire in the future may also be subject to limitations. There is also a risk that due to tax law changes, such as suspensions on the use of net operating loss carryforwards, or other unforeseen reasons, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset post-change taxable income or taxes may be subject to limitation or expire.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly market will develop for our common stock or what the market price of our common stock will be, and, as a result, it may be difficult for you to sell your shares of our common stock.

Before our initial public offering in December 2020, there was no public trading market for our common stock. If a market for our common stock does not develop or is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product candidates may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

The market price of our common stock may be volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•	results of our preclinical studies and clinical trials, or regulatory status of our product candidates.
•

results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;

•	delays in filing our INDs, commencing trials, or objections by the FDA as to the content of our INDs;
•	failure or discontinuation of any of our product development and research programs;
•	any delay of the FDA in approving, or failure to approve, the design of our planned clinical trials for our current product candidates or for any future product candidates that we may develop;
•	the results of our efforts to develop additional product candidates or products;
•	commencement or termination of collaborations for our product development and research programs;
•	the success of existing or new competitive products or technologies;
•	the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents, or other proprietary rights;
•	actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
•	announcement or expectation of additional financing efforts;
•	sales of our common stock by us, our insiders, or other stockholders;
•	expiration of lock-up agreements;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical sector; and
•	general economic, industry, and market conditions.

In recent years, the stock market in general, and the market for pharmaceutical companies in particular, has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

A majority of our total outstanding shares are restricted from immediate resale pursuant to certain lock-up agreements entered into between the underwriters of our initial public offering and all of our pre-initial public offering stockholders, but may be sold into the market after the expiration or termination of such lock-up agreements, which could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, which could occur upon the expiration of certain lock-up agreements entered into with many of our pre-initial public offering stockholders (including our officers and directors), the early release of such agreements, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares for any reason, could reduce the market price of our common stock. As of February 28, 2021, we had 10,050,849 shares of common stock of which, 8,250,849 shares are currently restricted under securities laws or lock-up agreements entered into by our pre-initial public offering stockholders with the underwriters. However, subject to applicable securities law restrictions and excluding shares of restricted stock that will remain unvested, the shares that are subject to lock-up agreements will be able to be sold in the public market beginning 240 days after December 22, 2020, the date of our initial public offering. The representatives of the underwriters may, in their sole discretion, release all or some portion of such shares subject to lock-up agreements at any time and for any reason. Shares held by our directors, executive officers and other affiliates will continue to be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Shares issued upon the exercise of stock options outstanding under our equity incentive plans or pursuant to future awards granted under those plans will become available for sale in the public market to the extent permitted by the provisions of applicable vesting schedules, any applicable lock-up agreements, and Rule 144 under the Securities Act. See the section titled “Shares Eligible for Future Sale” for additional information.

We also plan to register all shares of common stock that we may issue under our equity compensation plans.  Once we register these shares, they can be freely sold in the public market upon issuance and once vested, subject to volume limitations applicable to affiliates. If any of these additional shares are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

We will require additional capital in the future and raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We will require additional capital in the future and we may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. We, and indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Insiders control a significant number of shares of our common stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 64.2%% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Dr. Werner alone beneficially owns shares representing approximately 53.1% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to: (i) exemption from compliance with the auditor attestation requirements pursuant to SOX; (ii) exemption from compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iii) reduced disclosure about our executive compensation arrangements; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will continue to remain an emerging growth company until the earliest of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

In addition, we are currently a “smaller reporting company,” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have more than $250 million in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock), annual revenues of more than $100 million during the most recently completed fiscal year.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. In this Report, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have opted to take advantage of this extended transition period for the adoption of certain accounting standards.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404 of SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

We do not expect to pay any dividends for the foreseeable future. Investors in our common stock may never obtain a return on their investment.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility we enter into, or debt instrument that we issue, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Delaware law and provisions in our amended and restated certificate of incorporation and bylaws might discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•	establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	provide that our directors may only be removed for cause;
•	eliminate cumulative voting;
•	authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•	provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;
•	permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•	prohibit stockholders from calling a special meeting of stockholders;
•	require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•	authorize our board of directors, by a majority vote, to amend the bylaws; and
•	require the affirmative vote of at least 66 2/3% or more of the outstanding shares of common stock to amend many of the provisions described above.

In addition, Section 203 of the General Corporation Law of the State of Delaware, or DGCL, prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws, or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•	any action asserting a claim of breach of fiduciary duty;
•	any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

The choice of the Court of Chancery of the State of Delaware as the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Corporation shall not apply to suits seeking to enforce a duty or liability created by the Securities Act or the Exchange Act.

In addition, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. There is uncertainty as to whether a court would enforce such provisions. Some companies that adopted a similar federal district court forum selection provision are currently subject to a suit in the Chancery Court of Delaware by stockholders who assert that this provision is not enforceable. If a court were to find either choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act are accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

General Risk Factors

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock could decrease. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Changes in U.S. tax law could adversely affect our business and financial condition.

The laws, rules and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses arising in taxable years beginning before January 1, 2021, permits a five-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020.

It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof.

If we engage in acquisitions or strategic partnerships, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;
•	the potential issuance of our equity securities which would result in dilution to our stockholders;
•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
•	retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
•	risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.

In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery and anti-corruption laws.

Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Our business is subject to economic, political, regulatory and other risks associated with conducting business internationally.

Our business is subject to risks associated with conducting business internationally because some of our suppliers and collaborative relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
•	differing and changing regulatory requirements in non-U.S. countries;

•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	difficulties in compliance with non-U.S. laws and regulations;
•	changes in non-U.S. regulations and customs, tariffs and trade barriers;
•	changes in non-U.S. currency exchange rates and currency controls;
•	changes in a specific country’s or region’s political or economic environment;
•	trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•	negative consequences from changes in tax laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	difficulties associated with staffing and managing international operations, including differing labor relations;
•	potential liability under the FCPA or comparable foreign laws; and
•

business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fire and pandemics such as the ongoing global COVID-19 pandemic.

These and other risks associated with conducting business internationally may materially adversely affect our ability to attain profitable operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Atlanta, Georgia, where we lease a single corporate office. Additionally, we have offices in Boston, Massachusetts which we use as conference spaces for our team, most of whom are based in the surrounding area. It is anticipated that these distinct facilities will be consolidated in the Boston, Massachusetts area during 2021.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Capital Markets under the symbol IKT since our initial public offering on December 23, 2020.  Prior to that date, there was no public market for our common stock.

Holders of Record

American Stock Transfer & Trust Company, LLC is the transfer agent for our common stock.  As of March 22, 2021, there were 29 holders of record of our common stock.  Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

The Company has never previously declared or paid any cash dividends on its common stock. We currently intend to retain earnings and profits, if any, to support our business strategy and do not intend to pay any cash dividends within the foreseeable future. Any future determination to pay cash dividends will be at the sole discretion of our Board of Directors and will depend upon the financial condition of the Company, its operating results, capital requirements, general business conditions and any other factors that our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

In January 2020, an accredited investor subscribed for, and the Company issued, 874 shares of its stock in a private placement transaction at a per share price of $5.57. Net proceeds were approximately $4,870. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On June 30, 2020, the Company accepted a fully paid-up subscription for 11,594 shares of its stock from an accredited investor in a private placement transaction at a per share price of $5.50. Total consideration of approximately $63,800 for the subscription was paid into the Company as partial consideration for settlement of the 2020 Note (refer to Note 4 for information regarding early settlement of the 2020 Note). Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On August 25, 2020, the Company issued 13,301 fully paid non-assessable shares of its common stock in connection with a net settled exercise of 21,854 warrant shares with a strike price of $2.31 per share.  Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On December 28, 2020, the Company issued 44,143 fully paid non-assessable shares of its common stock at the IPO price of $10.00 per share in connection with the conversion of $441,430 of principal and accrued interest on a note held by Flagship Consulting, Inc.    Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Reverse Stock Split

On August 20, 2020, the board of directors adopted resolutions proposing that each 1.14396 shares of the Company’s issued and outstanding common stock, par value $0.001 per share be automatically converted into one fully paid and nonassessable share of common stock, par value $0.001 (the “Reverse Stock Split”) with cash in lieu of fractional shares. On August 21, 2020, shareholders representing a majority of the issued and outstanding common stock approved the Reverse Stock Split. On August 21, 2020, the Company filed with the Delaware Secretary of State its Certificate of Amendment to its Certificate of Incorporation, effective as of August 24, 2020.

Repurchases of Equity Securities of the Issuer

During 2020 and 2019, we did not repurchase any of our outstanding securities.

Use of Proceeds

On December 22, 2020, our Registration Statement on Form S-1 (File No. 333-240036) relating to the initial public offering of our common stock was declared effective by the SEC. Pursuant to the initial public offering, we sold an aggregate of 1,800,000 shares of our common stock at a price of $10.00 per share. ThinkEquity, a division of Fordham Financial Management, Inc., acted as the underwriter.  The offering did not terminate before all of the securities registered in the registration statement were sold. On December 28, 2020, we closed the sale of such shares, resulting in net proceeds to us of approximately $16.4 million, after deducting underwriting discounts and commissions of $1.26 million, and estimated offering costs of approximately $326,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final Prospectus filed with the SEC on December 28, 2020 pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide disclosure regarding selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes to those statements included elsewhere in this Annual Report on From 10-K (“Annual Report” or “Report”. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. We filed two Investigational New Drug, or IND, applications with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2019 for our lead asset candidate, IkT-148009. One IND is for the treatment of Parkinson’s Disease, while the second is for treatment of gastrointestinal, or GI, complications that arise as early symptoms of PD in patients. We initiated clinical development of IkT-148009 for the treatment of PD in 2019. First dosing of patients for treatment of PD commenced in February 2021. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the first human study of IkT-148009 for the treatment of PD.

Our programs utilize small molecule, oral protein kinase inhibitors to treat PD and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, it is unknown whether the disease modification seen in the animal models will occur in the human disease following treatment with IkT-148009.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. To our knowledge, a “plaque”-focused treatment strategy has not resulted in approval of any medication that can alter the course of a neurodegenerative disease, and has not resulted in a therapeutic benefit in PD. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. c-Abl chemically modifies one of the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to clearance of the toxic form of alpha-synuclein.

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We plan to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2021. Subject to future FDA agreements related to the clinical protocol design and execution of the clinical development program and additional funding, we believe that clinical development of IkT-001Pro could possibly be completed in 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. As of the date of this Report, more than 90% of the Company’s total revenue has been received from Private, State and Federal granting agencies, including the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation. These agencies use extensive scientific peer review in deciding which projects to fund that could impact human disease. Our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19, businesses and schools have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. COVID-19 continues to have a global impact.   International stock markets continue to reflect the uncertainty associated with the slow-down in the world economies and the reduced levels of international travel experienced since the beginning of January 2020. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material. We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our product candidates or to raise financing to support the development of our product candidates, but no assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators’ and potential strategic partners’ ability to perform preclinical studies and clinical trials. See “Risk Factors — The recent and ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.” for a more detailed presentation of risks associated with the COVID-19 pandemic.

On May 4, 2020, the Company issued a promissory note (the “PPP Note”) in the principal amount of $27,550 to Bank of America in connection with a loan in such amount made by Bank of America under the Payroll Protection Program (the “PPP Act”) administrated by the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Note bears interest at a rate of 1% per annum. The PPP Note is payable over a five-year term commencing six months from the date of the PPP Note. The CARES Act provides that all or a portion of the PPP Note may be forgiven if the Company complies with the requirements of the PPP, including utilizing the proceeds of the PPP Note only for permitted purposes, such as payroll costs. Some or all of this loan may be forgiven if the Company expends not less than 60% of the loan proceeds on qualified payroll costs.  The Company believes it has met the contractual conditions for forgiveness of the entire PPP loan and expects the PPP loan will be forgiven during 2021, although there can be no assurance of forgiveness until the lender makes its independent determination.  Any portion of the note not forgiven under the PPP Act will become payable over up to a five-year term beginning in 2021.

Our Programs

Our portfolio is focused on developing protein kinase inhibitors to treat PD in the brain and GI tract that arise from dysfunctional alpha-synuclein in PD patients. Using IkT-148009, our lead c-Abl protein kinase inhibitor, we intend to clinically evaluate the impact of c-Abl inhibition on newly diagnosed PD patients, patients early in the course of their disease, and PD patients with GI complications. We are pursuing clinical development using a sequential Phase 1/ Phase 2 development approach, with the details of the Phase 2 studies subject to agreements with the FDA regarding trial design and the outcome of the Phase 1 clinical trial. The Phase 1/Phase 2 development program, subject to FDA approval, would be followed with one or more Phase 3 clinical trials that we believe could lead to completion of the clinical development program in 2024. IkT-148009 is intended to treat PD in treatment-naïve and early-stage PD patients, along with GI complications such as difficulty in swallowing, or dysphagia, and for treatment of neurogenic constipation.

We have also developed an alternate delivery approach for oral kinase inhibitors by converting them into prodrugs. We developed IkT-001Pro of the anticancer drug Imatinib, to alter the way a protein kinase inhibitor is absorbed in the GI tract and believe it may result in a safer, better tolerated treatment for Imatinib-sensitive cancers. We believe demonstrating the benefits of this technology in a well-known patient population will validate the utility of our prodrug technology. We plan to submit an IND for IkT-001Pro in the second quarter of 2021. Subject to future FDA agreements and additional funding, we will complete the requirements for submission related to the clinical protocol design and execution of the clinical development program. If positive clinical results are obtained, we believe that clinical development could possibly be completed in 2022. Approval of IkT-001Pro would be sought pursuant to FDA rule 505(b)(2). If approved by the FDA, we would seek to partner this program with a pharmaceutical company to produce and market IkT-001Pro to the CML treatment community. Depending on the terms of the partnership, we may realize revenue from this partnership that could financially contribute to our primary efforts in neurodegenerative disease. Successful validation of our prodrug approach in IkT-001Pro would enable extension of this technology to other development programs, including IkT-148009.

In addition to the programs in PD and CML, we are evaluating development opportunities with other molecules that emerged from the RAMPTM discovery program. These opportunities include research programs in a Parkinson’s-related disease, Dementia with Lewy Body or DLB, that shares with Parkinson’s Disease the activation of c-Abl and the formation of alpha-synuclein aggregates that are chemically modified. DLB is related to Parkinson’s Disease but lacks an early manifestation of motor neuron dysfunction. It is characterized by progressive loss of cognitive function.

We have also begun animal studies related to two orphan diseases, Multiple System Atrophy (MSA) and Progressive Multifocal Leukoencephalopathy (PML). An orphan disease is defined by the FDA as a disease or condition with a patient population of fewer than 200,000 in the United States. MSA is a rare disease characterized by alpha-synuclein chemical modification, but unlike Parkinson’s Disease itself, the chemically modified alpha-synuclein does not arise in neurons, rather, aggregates of chemically modified alpha-synuclein arise in oligodendroglial cells. There are approximately 15,000 to 50,000 cases of MSA in the United States. MSA is characterized by simultaneous central and autonomic nervous system failures across multiple organ systems. As MSA shares the hallmarks of c-Abl activation and alpha-synuclein chemical modification with Parkinson’s Disease, we believe that c-Abl inhibitor therapy holds promise as a treatment. We are working in collaboration with experts at Rush University on this research program.

PML is a rare neurological infection that arises from the John Cunningham virus, or JCV, a human polyomavirus. JCV resides in most adult humans in both the kidney and bone marrow, but, when a patient undergoes treatment for certain autoimmune disorders, like MS or Crohn’s Disease, such treatments can stimulate JCV migration into the brain and result in a progressive, fatal disorder. PML is exceedingly rare and generally only arises in patients who have an underlying suppression of viral immune responses or take a primary treatment whose mode of action is to suppress cellular immunity. We are working in collaboration with experts at Louisiana State University to explore this development opportunity.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses.  Research and development expenses accounted for 26% and 37% of our operating expenses for the years ended December 31, 2020 and 2019, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

•

external research and development expenses, including: expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, clinical testing organizations, CMOs, academic and non-profit institutions and consultants;

•	fees related to our license and collaboration agreements;
•	personnel related expenses, including salaries, benefits and non-cash stock-based compensation expense; and
•	other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

A portion of our research and development expenses are direct external expenses, which we track on a program-specific basis from inception of the program.

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of compounds that are potential future candidates. We also track external expenses associated with our third-party research and development efforts. All external costs are tracked by therapeutic indication. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits and stock-based compensation and office consumables.

At this time, we can only estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to add and retain key research and development personnel and other key employees;
•	our ability to successfully file IND and NDA applications with the FDA;
•	our ability to conduct and commence trials;
•	our ability to establish an appropriate safety profile with IND-enabling toxicology studies;
•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•	our successful enrollment in and completion of our current and future clinical trials;
•	the costs associated with the development of any additional product candidates we identify in-house or acquire through collaborations;
•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our molecules;
•	our ability to establish agreements with third party manufacturers for clinical supply for any future clinical trials and commercial manufacturing, if our product candidates are approved;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
•	our receipt of marketing approvals from applicable regulatory authorities;
•	the impact of the outbreak of the novel coronavirus disease, COVID-19, pandemic which has had an adverse impact on our business, including our preclinical studies and clinical trials;
•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and
•	the continued acceptable safety profiles of the product candidates following approval.

A change in any of these variables with respect to the development of any of our product candidates would significantly change the costs, timing and viability associated with the development of that product candidate. We expect our research and development expenses to increase for the next several years as we continue to implement our business strategy, advance our current programs, expand our research and development efforts, seek regulatory approvals for any product candidates that successfully complete clinical trials, access and develop additional product candidates and incur expenses associated with hiring additional personnel to support our research and development efforts. In addition, product candidates in later stages of clinical development generally incur higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials.

Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our offices in Cambridge, Massachusetts and Atlanta, Georgia not otherwise included in research and development expenses.

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount when operating as a public company and as we advance our product candidates through clinical development, which will also likely require us to increase our selling, general and administrative expenses.

Interest Expense

Interest expense consists primarily of our interest expenses related to outstanding debt instruments issued to McDaniel & Associates, PC, Flagship Consulting, Inc., and Dr. Werner. The debt instrument issued to Flagship Consulting, Inc. was subject to automatic conversion of the unpaid principal and accrued interest into shares of our common stock upon the closing of our December 2020 initial public offering.   The Flagship Consulting, Inc. debt instrument plus accrued interest was converted into 44,143 shares of our common stock on December 28, 2020 upon consummation of the December 2020 initial public offering. The debt instrument issued to McDaniel & Associates, PC matured on January 1, 2021 or upon the occurrence of certain conditions including the consummation of an initial public offering.  The principal and accrued interest on this debt instrument was settled in full in cash on January 1, 2021. The principal balance on the note to Dr. Werner was $248,911at December 31, 2020 and at the date of filing of this Report.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the significant components of our results of operations:

	Year Ended December 31,		Change
	2020	2019	($)	(%)
Grant revenue	$698,468	$1,122,740	$(424,272)	(37.8)
Research and development	(893,802)	(2,552,711)	1,658,909	(65.0)
Selling, general and administrative	(2,623,158)	(4,268,177)	1,645,019	(38.5)
Loss from operations	(2,818,492)	(5,698,148)	2,879,656	50.5
Interest expense, net	(29,402)	(24,835)	(4,567)	18.4
Net loss	$(2,847,894)	$(5,722,983)	$2,875,089	50.2

Grant Revenue

Grant revenue for the year ended December 31, 2020 decreased by $424,272 or 37.8% to $698,468 from $1,122,740 in the prior year. The decrease was driven by decreased grant research activity during 2020 compared to 2019. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trials which did not result in grant revenue.

Research and Development

Research and development expenses decreased by $1,658,909 or 65.0% to $893,802 from $2,552,711 in the prior year. The decrease was driven by a $0.3 million decline in grant related research expenditures and a $1.2 million decrease in non-grant related research.  The non-grant related research was expended primarily in connection with preparation for the Company’s phase I PD clinical trials.  Research and development related stock compensation expense decreased by approximately $0.1 million.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $1,645,019 or 38.5% to $2,623,158 from $4,268,177 in the prior year. The decrease was primarily the result of expensing of deferred IPO costs of $1.59 million in 2019 from the abandoned 2018 IPO effort which was a one-time charge and a net decrease in other normal operating expenses in the amount of $0.16 million, partially offset by an increase of $0.1 million in stock and warrant compensation expense.

Interest Expense

Interest expense, increased by $4,567 or 18.4% to $29,402 from $24,835 in the prior year. The increase was due to an increase in average outstanding notes payable balances in the current year compared to the prior year. The increase in outstanding notes payable balances was primarily related to the increasing balance in the Flagship 2020 note until it was converted into common stock in December 2020 and the loan from our chief executive officer (“CEO”) in February 2020 which carried a balance of approximately $248,000 from February to December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2020, we have funded our operations primarily through private, state and federal contracts and grants. From our inception through December 31, 2020, we generated aggregate cash proceeds of approximately $20.4 million from private, state and federal contracts and grants, and $1.4 million in equity sales of unregistered common stock.  On December 28, 2020, the Company completed its IPO, in which the Company sold and issued 1,800,000 shares of its common stock at a price to the public of $10.00 per share.  The Company received aggregate net proceeds of approximately $14.6 million after deducting offering costs, underwriting discounts and commissions of $3.4 million.

At December 31, 2020, the Company had working capital of $10,060,817, an accumulated deficit of $15,031,624, cash of $13,953,513 and accounts payable and accrued expenses of $2,353,614. The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of February 28, 2021.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 initial public offering, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, if ever, we expect to finance our incremental cash needs through a combination of equity offerings, debt financings, working capital lines of credit, grant funding and potential licenses and collaboration agreements. Additional working capital may not be available on commercially reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, reduce or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $15,031,624 at December 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional working capital, or if we are able to raise additional working capital we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to continue to develop our product candidates.

The Company had working capital of $10,060,817 at December 31, 2020 and active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of February 28, 2021.  The Company intends to raise additional working capital in order to carry on its operations and current clinical trials through the date that is 12 months from the filing of this Report. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements included in this Report are issued. Our management’s plans to alleviate the conditions that raise substantial doubt include suspending or delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

The expected use of the net proceeds from the December 2020 offering represents our intentions based upon our current plans and business conditions. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•

possible delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to the COVID-19 pandemic;

•	the progress of the development efforts of third parties with whom we have entered into license and collaboration agreements;
•	our ability to maintain our current research and development programs and to establish new research and development, license or collaboration arrangements;
•	our ability and success in securing manufacturing relationships with third parties or, in the future, in establishing and operating a manufacturing facility;
•	the costs involved in prosecuting, defending and enforcing patent claims and other intellectual property claims;
•	the cost and timing of regulatory approvals;
•	our efforts to enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates; and
•	the costs and ongoing investments to in-license and/or acquire additional technologies.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,129,355)	$(338,290)

Net cash provided by (used in) financing activities	15,064,411	(22,810)
Net increase (decrease) in cash	$13,935,056	$(361,100)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2020 totaled $(1,129,355), and consisted primarily of a net loss of $(2,847,894) adjusted for non-cash stock compensation of  $573,695, non-cash warrant expense of $1,443,426, non-cash consulting fees of $148,795, non-cash interest expense of $17,260, decrease in prepaid expenses and other assets of $37,913, decrease in accrued expenses and other current liabilities of $1,076,758, decrease in accounts payable of $247,071 and an increase in deferred revenue of $897,105.

Net cash flows used in operating activities for the year ended December 31, 2019 totaled $(338,290), and consisted primarily of a net loss of $(5,722,983) adjusted for non-cash stock compensation of  $1,436,608, non-cash warrant expense of $574,324, decrease in deferred initial public offering costs expensed during 2019 of $1,591,989, non-cash consulting fees of $150,000, decrease in prepaid expenses of $382,162, decrease in accrued expenses of $437,060, increase in deferred revenue of $1,166,268, decrease in accounts receivable of $472,941 and a net change in other operating assets and liabilities of $47,461.

Cash Provided by (Used in) Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2020 totaled $15,064,411, which consisted of $14,786,741 in proceeds from issuance of common stock in connection with our December 2020 initial public offering and $272,800 in proceeds from a note payable issued to our CEO and $4,870 in proceeds from the issuance of unregistered common stock to a private accredited investor.

Net cash flows used in financing activities for the year ended December 31, 2019 totaled $(22,810), which represented repayments of notes payable.

Since our inception through December 31, 2020, we have raised an aggregate of approximately $21.8 million in net proceeds through awarded grants or contracts and equity sales. Approximately 90% of the aggregate proceeds raised came through awarded grants and contracts.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. Since the end of the one-year initial term on July 31, 2019, the lease continues on a month-to-month basis.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our RAMP™ drug discovery program and prodrug technologies and include: employee-related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, clinical testing organizations, CMOs, academic and non-profit institutions and consultants; costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of preclinical studies and consulting services. These costs are a significant component of our research and development expenses.

Costs for research and development activities are recognized based on costs incurred. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external clinical research organizations and other third-party service providers. Due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

We have granted stock-based awards, consisting of non-qualified stock options, to our employees, certain non-employee consultants and members of our board of directors, both past and present. We measure stock-based compensation expense for stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award.

We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using the Black-Scholes-Merton option pricing model. The Black-Scholes-Merton option pricing model requires management to determine the fair market value of the common stock at the date of the award. Prior to our December 2020 initial public offering, the fair market value of the common stock was determined utilizing the risk adjusted net present value, or rNPV, option-pricing model as performed by an independent third-party consultant.  Since December 22, 2020, the fair market value of the common stock is determined by reference to the closing price of our common stock on the Nasdaq Capital Market on the grant date of the option.

For options or warrants granted to non-employee consultants prior to January 1, 2020, the fair value of these options was remeasured using the rNPV Black-Scholes-Merton option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

Prior to January 1, 2020, we accounted for stock-based compensation arrangements with non-employee consultants using a fair value approach. The estimated fair value of unvested options granted to non-employee consultants was remeasured at each reporting date through the date of final vesting. As a result, the noncash charge to operations for non-employee options with vesting conditions was affected in each reporting period by changes in the estimated fair value of our common stock. We adjust for actual forfeitures as they occur.

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employee consultants.  The estimated fair value of unvested options granted to non-employee consultants is no longer remeasured at each reporting date through the date of final vesting.  The adoption of this ASU did not have a material impact on the Company’s financial statements.

As there had been no public market for our common stock prior to our December 2020 initial public offering, the estimated fair value of our common stock had been determined by an independent third-party consultant using an rNPV process and approved by our board of directors. The factors utilized by such independent third-party consultant included, but were not limited to: our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; the risk inherent in the development of our products and our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an initial public offering or sale, in light of prevailing market conditions.

All of our common stock valuations prior to our December 2020 initial public offering have been prepared by an independent third-party consultant using the rNPV method.

Following the closing of our December 2020 initial public offering, our board of directors will determine the fair market value of our stock-based awards based on the closing price of our common stock as reported on the date of grant on the Nasdaq Capital Market exchange on which our common stock is traded.

The intrinsic value of all in the money outstanding options as of December 31, 2020 was approximately $17.6 million, based on the closing price of our common stock of $6.90 per share at December 31, 2020, of which approximately $17.4 million is related to vested options and approximately $.02 million is related to unvested options.

July 24, 2020 Valuation Report and August 25, 2020 Warrant Grants

On August 25, 2020, the Company granted a fully-vested warrant to purchase up to 21,854 shares of its common stock to Flagship Consulting, Inc. in connection with consulting services provided to the Company. The warrant is exercisable at a strike price of $5.90 per share and has a contractual term of seven years. The warrant is classified within stockholders' deficit at its fair value as a standalone instrument. The grant date fair value of the warrant was determined to be $87,597 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is included in selling, general and administrative expenses for the year ended December 31, 2020.

On August 25, 2020, the Company granted a warrant to purchase up to 150,000 shares of its common stock to Flagship Consulting, Inc. in connection with consulting services to be provided to the Company. The warrant is exercisable at a strike price of $5.90 per share and has a contractual term of seven years. The warrant vests in full and becomes exercisable on the first anniversary of the grant date. The warrant will be classified within stockholders' deficit at its fair value as a standalone instrument. The aggregate grant date fair value of the warrant was determined to be $601,245 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and will be included in selling, general and administrative expenses as services are rendered during its 12-month vesting period. $210,818 is included in selling, general and administrative expense for the year ended December 31, 2020.

The exercise price of both such warrants was the fair value of our common stock on the date of grant and the aggregate stock-based compensation expense for both such warrants was determined to be $688,842 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance. To the extent the warrants fail to vest, the charges will be reversed against that period’s total stock-based compensation expense.

Our board of directors determined the fair value of our common stock on the date of grant for such warrants based in part on an appraisal of the value of our common stock as of July 24, 2020 that was prepared by an independent third-party valuation specialist. The July 24, 2020 valuation resulted in the $5.90 fair value that was utilized for the warrant grants as our board of directors concluded that no significant internal or external value-generating events had taken place between the July 24, 2020 valuation report and the August 25, 2020 grant date. On September 24, 2020, the same independent third-party valuation specialist updated its July 24, 2020 valuation to assess the fair value of our common stock as of August 25, 2020. The updated appraisal resulted in a $5.87 fair value.

JOBS Act

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.

We will remain an emerging growth company until the earliest of  (i) the last day of our first fiscal year in which we have total annual gross revenues of  $1.07 billion or more; (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years; or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our December 2020 public offering.

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Accounting Standards Adopted

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASC 2016-15”), which provides guidance on the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The standard requires the use of a retrospective approach to all periods presented but may be applied prospectively if retrospective application would be impracticable. The guidance is effective for public entities for fiscal years beginning after December 15, 2017 and interim periods within those years, and after December 31, 2018 and interim periods beginning after December 31, 2019 for all other entities. Early adoption is permitted. The Company adopted this standard effective January 1, 2019. The adoption of ASU 2016-15 did not have a material effect on the Company’s financial statements.

In June 2014, the FASB issued amended guidance, ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is applicable to revenue recognition that will be effective for public entities for fiscal years beginning after December 31, 2017 and interim periods within those years, and after December 31, 2018 and interim periods beginning after December 31, 2019 for all other entities as a result of the deferral of the effective date adopted by the FASB in July 2015. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. For public entities, early adoption prior to the original adoption date (annual reporting periods beginning after December 15, 2016) of ASU 2014-09 is not permitted. The new guidance applies a more principles-based approach to revenue recognition. The Company adopted the new standard, effective January 1, 2019, under the modified retrospective method. The Company’s adoption of this standard did not have a material effect on its financial statements.

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The adoption of this ASU did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years, and after December 15, 2020 and interim periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company’s adoption of the new standard is not expected to have a material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. We will be required, under Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting beginning with our Annual Report on Form 10‑K for the year ending December 31, 2021. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The SEC defines a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be detected or prevented on a timely basis.

In accordance with the provisions of the Sarbanes-Oxley Act, neither we nor our independent registered public accounting firm has performed an evaluation of our internal control over financial reporting during any period included in this annual report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of February 28, 2021:

Name	Age	Position
Executive Officers:
Milton H. Werner, Ph.D.	58	President, Chief Executive Officer and Director
Joseph Frattaroli, C.P.A.	59	Chief Financial Officer
Non-Employee Directors:
Elizabeth O’Farrell(1)(2)(4)	56	Director
Roy Freeman, M.D.(2)(3)	69	Director
Paul Grint, M.D.(1)(2)(3)(5)	62	Director
Dennis Berman(1)(3)(6)	70	Director

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the corporate governance and nominating committee
(4)	Chair of audit committee
(5)	Chair of compensation committee
(6)	Chair of corporate governance and nominating committee

Executive Officers

Milton H. Werner, Ph.D. has been our President and Chief Executive Officer and a member of our board of directors since our formation as a Delaware corporation in June 2010. He founded our predecessor, Inhibikase Therapeutics, LLC, in 2008 as an entrepreneurial start-up in Atlanta, Georgia with initial financial support from the Georgia Research Alliance. Prior to founding Inhibikase, from May 2007 until August 2008, Dr. Werner served as Director of Research at Celtaxsys, Inc., a cell-free immunotherapeutics company. From September 1996 until June 2007, Dr. Werner was a Head of the Laboratory of Molecular Biophysics at The Rockefeller University and departed the University at the rank of Associate Professor. While at The Rockefeller University, Dr. Werner focused on developing more complete understandings of mechanisms of human disease in immunology, oncology and infectious disease.

Dr. Werner is the author or co-author of more than 70 research articles, reviews and book chapters and has given lectures on his research work on more than 150 occasions throughout the world. He is the recipient of numerous private and public research grants totaling more than $21 million, and of several awards, including the Young Investigator Award from the Sidney Kimmel Cancer Foundation, the Research Chair from the Brain Tumor Society and a $1 million Distinguished Young Scholars in Medical Research award from the W. M. Keck Foundation. He is also an Adjunct Full Professor in the School of Biology at the Georgia Institute of Technology and a Member of the Winship Cancer Institute of Emory University, both in Atlanta, Georgia. Dr. Werner received his Ph.D. in Chemistry from the University of California, Berkeley and his B.S. in Biochemistry from the University of Southern California. He also completed his post-doctoral training at the National Institute of Health with a specialization in structural biology.

We believe Dr. Werner is qualified to serve on our board of directors because of the perspective and experience he provides as our founder and as our President and Chief Executive Officer, as well as his experience within the pharmaceutical industry, particularly in the area of neuroscience, infectious disease and drug discovery and development.

Joseph Frattaroli has served as our Chief Financial Officer since April 2018. From July 2015 through 2017, Mr. Frattaroli has served as an independent consultant to Danforth Advisors LLC, providing strategic advisory services to emerging public and private biotechnology and biopharmaceutical clients of Danforth Advisors LLC. In January 2010, Mr. Frattaroli founded Flagship Consulting, Inc. through which he has provided chief financial officer and consulting services for the past 10 years to several emerging biopharmaceutical and medical device companies, with responsibilities that included capital formation, deal structuring, and assisting private companies in their transition to becoming publicly traded SEC registrants. Mr. Frattaroli is a certified public accountant with more than 15 years of experience in public company filings and compliance for Nasdaq and OTC Markets companies. Mr. Frattaroli received his B.S. in Accounting from Salem State University and was previously employed by Ernst & Young, LLP.

On March 11, 2010, Vaso Active Pharmaceutics, Inc. (“Vaso”), for which Mr. Frattaroli was acting CEO and President, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which on July 11, 2016 was converted into a Chapter 7 case. On October 9, 2012, the U.S. Bankruptcy Court for the District of Delaware (the “Court”) ruled in an action by the Avoidance Action Trustee (the “Trustee”) brought against Mr. Frattaroli that certain transfers by Vaso to Mr. Frattaroli should be avoided. On December 19, 2012, the Trustee procured a final judgement against Mr. Frattaroli in the amount of $322,827 plus interest. On September 25, 2018, the Trustee entered into a Settlement Agreement with Mr. Frattaroli providing for the payment of $35,000 in full and complete satisfaction of the judgement which was approved by the Court on October 29, 2018.

Key Non-Executive Officers

Roger Rush, Ph.D. has been our Head of Preclinical Research since January 2015 and is an experienced veteran of the pharmaceutical industry with over 30 years of experience working in the United Kingdom and U.S. for small and large pharmaceutical companies and contract research organizations, and is now based in the greater Boston area. Dr. Rush has been a principal of Allon Preclinical Consulting, LLC since February 2015. From March 2012 to December 2014, he was Vice President Preclinical Development for Idenix Pharmaceuticals, Inc., a pharmaceutical company and wholly-owned subsidiary of Merck & Company, Inc., where he managed the DMPK, toxicology and discovery research that lead to the identification of lead molecules to treat the Hepatitis C virus. His major career focus has been on preclinical research and development, safety assessment and the translation of discovery research molecules into clinical development. He has contributed to over 20 IND, CTA and product license submissions and approved drugs including nicardipine (Cardene), ranolazine (Ranexa), Foscan, and zileuton (Zyflo CR). His work has spanned numerous therapeutic areas, including anti-inflammatory, anti-allergy, arthritis, anti-infectives, CNS, cardiovascular, oncology, genitourinary and anti-hyperlipidemics. He received his B.Sc. and Ph.D. in Biochemistry from the University of Surrey in the United Kingdom.

Surendra Singh, Ph.D. has served as our head of Chemistry, Manufacturing and Controls (CMC) as a consultant since August 2014. As our head of Chemistry, Manufacturing and Controls, Dr. Singh establishes and manages the commercial process, global outsourcing, and global vendor management, as well as participates in all aspects of the drafting and review of regulatory documents from the IND to NDA. Since 2011, Dr. Singh has served as chemical manufacturing and controls consultant at Syner-G Pharma Consulting, LLC, a pharmaceutical manufacturing consultancy. From 2001 to 2011, he served in various roles at Sunovion Pharmaceuticals Inc. and its predecessor, Sepracor Inc., including as a director of chemical process research. He is an expert in chemical process research and development, from lead optimization to launch, technology transfer and API manufacturing. Dr. Singh received his doctoral degree from the Indian Institute of Technology in 1991 and was a post-doctoral fellow at The Ohio State University from 1991 to 1994.

Terence Kelly, Ph.D. currently serves as our Medicinal Chemistry and Drug Discovery consultant. Since June 2014, he has served as a member of the board of directors of Cardax, Inc., a life sciences company that develops consumer health and pharmaceutical technologies. Dr. Kelly is a 30-year pharmaceutical industry veteran and, along with Dr. Werner, developed the RAMP™ approach to drug design. He is a founder of Kelly Pharma Research Consulting, LLC and has served as its President since January 2010. From June 2010 to July 2017, he held several positions at CoMentis, including President and CEO. From July 2002 to December 2009, he served as Vice-President of Medicinal Chemistry at Boehringer Ingelheim Pharmaceuticals, Inc. Dr. Kelly received his B.S. in Chemistry from Rensselaer Polytechnic Institute and his Ph.D. in Chemistry from the University of Texas at Austin. He also completed postdoctoral work in natural products synthesis at Yale University and received an M.B.A. from New York University, Stern School of Business.

Warren Olanow, M.D. is Interim Chief Medical Officer of Inhibikase and Chief Executive Officer of CLINTREX. He is the former Henry P. and Georgette Goldschmidt Professor and Chairman of the Department of Neurology at the Mount Sinai School of Medicine in New York City, where he is presently Professor Emeritus in the Department of Neurology and in the Department of Neuroscience. Prior to joining Mount Sinai, he served on the faculties of McGill University, Duke University, and the University of South Florida. He is the former President of the Movement Disorder Society, past President of the International Society of Motor Disturbances, and former Treasurer of the American Neurological Association. He has served on the Board of Directors of the National Space Biomedical Research Institute and the executive committee of the Michael J. Fox Foundation Scientific Advisory Board, and he is the former Chairman of the Scientific Advisory Board of the Bachmann-Strauss Parkinson and of the Dystonia Foundation. Dr. Olanow is the former Co-Editor-in-Chief of the journal, Movement Disorders. He has been principal investigator of numerous studies leading to approval of drugs and devices for treating neurodegenerative diseases. Dr. Olanow received his medical degree from the University of Toronto, performed his neurology training at the New York Neurological Institute at Columbia Presbyterian Medical Center at Columbia University, and undertook postgraduate studies in neuroanatomy at Columbia University.

Non-Employee Directors

Dennis Berman has been a co-founder, board member, and/or seed investor in many private biotechnology and technology companies, five of which have gone public. Since June 2017, Mr. Berman has served as the President of Molino Ventures, LLC, a board advisory and venture capital firm. From May 2008 to April 2017, he served as co-founder and Executive Vice President of Corporate Development of Tocagen Inc., a publicly traded gene therapy company utilizing a retrovirus and prodrug to activate patients’ immune systems against their cancers. He also served as a member of the board of directors of Tocagen Inc. from August 2007 to April 2017. Other public companies for which Mr. Berman has served as a seed investor, co-founder, and/or board member include Intervu, one of the first software-as-a-service companies, Kintera Inc., an online fundraising pioneer, Gensia, a company that focused on purine/pyrimidine metabolism compounds, and Viagene, the first U.S. gene therapy company, which utilized a non-replicating retrovirus. Mr. Berman also was a seed investor in the water treatment company Calabrian. Previously, Mr. Berman was a corporate law partner at several large law firms, including Reavis & McGrath (now Norton Rose Fulbright) and Sonnenschein Nath & Rosenthal (now Dentons). Mr. Berman holds a B.S. from the Wharton School of the University of Pennsylvania in Accounting/ Economics, a B.A. from the University of Pennsylvania in Economics, and a J.D. from Harvard Law School. He has been an Entrepreneur in Residence at Harvard’s Innovation Lab (i-lab) and a guest speaker at the Harvard School of Public Health. Mr. Berman’s skills in corporate governance, corporate finance, and value creation in early and late stage pharmaceutical and biotechnology companies makes him uniquely qualified to serve on our board of directors.

Roy Freeman, M.D. has been a Professor of Neurology at the Harvard Medical School and Director of the Center for Autonomic and Peripheral Nerve Disorders in the Department of Neurology at Beth Israel Deaconess Medical Center in Boston, Massachusetts since 1990. From 2017 to 2019, Dr. Freeman served on the board of directors of NeuroBio Pharmaceuticals, Inc. Dr. Freeman is the former chairman of the World Federation of Neurology research group on the autonomic nervous system, former president of the American Autonomic Society, and former chairman of the Autonomic Section of the American Academy of Neurology. He serves on the Executive Committee and the Steering Committee of the Analgesic, Anesthetic, and Addiction Clinical Trial Translations, Innovations, Opportunities, and Networks (ACTTION), a public-private partnership with the United States FDA. Dr. Freeman is Editor-in-Chief of Autonomic Neuroscience: Basic and Clinical and on the editorial boards of The Clinical Journal of Pain, Pain: Clinical Updates, and Clinical Autonomic Research. He is a founder of several companies in pain and neurodegenerative disease and is on the scientific advisory boards of many large and small pharmaceutical and biotechnology companies. His research and clinical interests are biomarker development in neurodegenerative disease, the physiology and pathophysiology of the small nerve fibers and the autonomic nervous system, and clinical trial design methodology in peripheral and central nervous system disease. He is the principal investigator on NIH-funded studies on the neurological complications of diabetes, the neurobiology of stress, and biomarker development in alpha-synucleinopathies. He has been principal investigator on many neurodegenerative disease and neuropathic pain clinical trials. He has authored more than 250 original reports, chapters, and reviews. Dr. Freeman received his medical degree from the University of Cape Town. Dr. Freeman’s specific and extensive experience in clinical treatment of Parkinson’s and other neurological disorders coupled with his extensive experience as a director of pharmaceutical companies and as an advisor of novel therapies for neurological diseases makes him uniquely qualified to serve on our board of directors.

Paul Grint, M.D. has served as a member of the board of directors of Cardea Bio since April 2020. Since 2016, Dr. Grint has served as a member of the board of directors and as a member of the compensation committee of the board of directors of Amplyx Pharmaceuticals. Since 2014, he has served as a member of the board of directors and as a member of the compensation committee of the board of directors of Synedgen. From 2017 to 2019, Dr. Grint served as Chief Executive Officer of AmpliPhi Biosciences and as a member of AmpliPhi Bioscience’s board of directors from 2015 to 2019. From 2014 to 2017, Dr. Grint served as Chief Executive Officer of Regulus Therapeutics, Inc., a publicly-traded clinical stage biopharmaceutical company. Dr. Grint has more than two decades of experience in biologics and small-molecule research and development, including the successful approval and commercialization of products in the infectious diseases, immunology, and oncology therapeutic areas. Dr. Grint has also served in senior management roles at Cerexa, Forest Laboratories, Kalypsys, Pfizer, IDEC Pharmaceuticals, and Schering-Plough Corporation. He is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and holds a B.Sc. from St. Mary’s Hospital College, University of London and an M.B. and B.S. from St. Bartholomew’s Hospital College, University of London. Dr. Grint’s extensive leadership experience as both Chief Executive Officer and as a director of privately held and public companies along with his extensive experience in clinical pharmaceutical development makes him uniquely qualified to serve on our board of directors.

Elizabeth O’Farrell, has served as a member of the board of directors and as a member of the audit committee of the board of directors of Geron Corporation since March 2019. Since June 2018, Ms. O’Farrell has served as a member of the board of directors of PDL BioPharma, Inc. Since February, 2021, Ms. O’Farrell is a member of the board of directors of Lensar and serves as member and chair of their Audit Committee.  Ms. O’Farrell retired in 2017 after a 25-year career with Eli Lilly and Company, most recently serving as Chief Procurement Officer and Leader, Global Shared Services from January 2012 to December 2017. Prior to that, she advanced through a number of executive management positions including Senior Vice President, Policy and Finance; Senior Vice President, Finance; Chief Financial Officer, Lilly USA; Chief Financial Officer, Lilly Canada; and General Auditor. Before joining Eli Lilly, Ms. O’Farrell was an accountant with Boise Cascade Office Products and served as an auditor at Whipple & Company and Price Waterhouse. Ms. O’Farrell was an active board member of the YMCA of Greater Indianapolis for more than a decade and served as its Chair from 2014 to 2016. She is also a member of the Finance Committee of the United Way of Brevard County Florida and is a volunteer mentor with WeVenture, a small business mentoring program affiliated with the Florida Institute of Technology. Ms. O’Farrell previously served on the boards of the Washington Township Schools Foundation and Keep Indianapolis Beautiful. Ms. O’Farrell holds a B.S. in accounting with honors and an M.B.A. in management information systems, both from Indiana University. Ms. O’Farrell’s extensive financial management experience in the pharmaceutical industry and her financial management of strategic partnerships and supply chain management make her uniquely qualified to serve on our board of directors.

Family Relationships

No family relationships exist between any director, executive officer or person nominated or chosen to be a director or officer.

Board of Directors Composition

Our board of directors currently consists of five members. The number of directors will be fixed by our board of directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our amended and restated certificate of incorporation will provide that our board of directors will be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors will be divided among the three classes as follows:

•	the Class I director will be Dr. Werner, and his term will expire at the annual meeting of stockholders to be held in 2021;
•	the Class II directors will be Dr. Freeman and Dr. Grint, and their terms will expire at the annual meeting of stockholders to be held in 2022; and
•	the Class III directors will be Mr. Berman and Ms. O’Farrell, and their terms will expire at the annual meeting of stockholders to be held in 2023.

At each annual meeting of stockholders, upon the expiration of the term of a class of directors, the successor to each such director in the class will be elected to serve from the time of election and qualification until the third annual meeting following his or her election and until his or her successor is duly elected and qualified, in accordance with our amended and restated certificate of incorporation. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of our directors.

This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

In addition, under the terms of our amended and restated certificate of incorporation and our amended and restated bylaws, members of our board of directors may only be removed for cause. This may also have the effect of delaying or preventing changes in control of our company.

Board of Directors Leadership Structure

As a general policy, our board of directors believes that separation of the positions of Chairperson and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, Dr. Werner serves as our President and Chief Executive Officer. At the present time the Company does not expect to have a Chairperson of our board of directors. Such Chairperson of our board of directors, when appointed, will not be an officer. We expect and intend the positions of Chairperson of our board of directors and Chief Executive Officer to continue to be held by two separate individuals in the future.

Board of Directors Committees

The Board of Directors has established three standing committees of the board consisting of an audit committee, a compensation committee and a corporate governance and nominating committee, each of which will have the composition and the responsibilities described below.

Audit Committee

Upon our completion of the December 2020 initial public offering, the audit committee became comprised of Ms. O’Farrell, Dr. Grint and Mr. Berman. Ms. O’Farrell is the chair of our audit committee, and is our audit committee financial expert, as that term is defined under the applicable SEC rules, and possesses financial sophistication, as defined under the rules of Nasdaq. All of the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare and regulatory compliance. Our audit committee will also:

•	select and hire the independent registered public accounting firm to audit our financial statements;
•	help to ensure the independence and performance of the independent registered public accounting firm;
•	approve audit and non-audit services and fees;
•

review financial statements and discuss with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews and the reports and certifications regarding internal controls over financial reporting and disclosure controls;

•	prepare the audit committee report that the SEC requires to be included in our annual proxy statement;
•	review reports and communications from the independent registered public accounting firm;
•	review the adequacy and effectiveness of our internal controls and disclosure controls and procedure;
•	review our policies on risk assessment and risk management;
•	review related party transactions; and
•

establish and oversee procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter, that became effective immediately prior to the completion of our December 2020 initial public offering.

Compensation Committee

Upon completion of the December 2020 initial public offering, the compensation committee became comprised of Dr. Grint, Ms. O’Farrell and Dr. Freeman. Dr. Grint is the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee will also:

•	oversee our overall compensation philosophy and compensation policies, plans and benefit programs;
•	review and recommend to our board of directors for approval compensation for our executive officers and directors;
•

prepare the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and

•	administer our equity compensation plans.

Our compensation committee operates under a written charter, that became effective immediately prior to the completion of the December 2020 initial offering.

Corporate Governance and Nominating Committee

Upon completion of the December 2020 initial public offering, the corporate governance and nominating committee became comprised of Mr. Berman, Dr. Grint and Dr. Freeman. Mr. Berman is the chair of our corporate governance and nominating committee. All members are independent, as that term is defined under the rules of Nasdaq. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee will:

•	identify, evaluate and make recommendations to our board of directors regarding nominees for election to our board of directors and its committees;
•	consider and make recommendations to our board of directors regarding the composition of our board of directors and its committees;
•	review developments in corporate governance practices;
•	evaluate the adequacy of our corporate governance practices and reporting; and
•	evaluate the performance of our board of directors and of individual directors.

Our corporate governance and nominating committee operates under a written charter, that became effective prior to the completion of the December 2020 initial public offering, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Compensation Committee Interlocks and Inside Participation

None of the members of our compensation committee are or have been an officer or employee of our company. None of our executive officers currently serve, or in the past fiscal year has served, on the board of directors or compensation committee (or other board of directors’ committee performing equivalent functions) of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Risk Oversight

In its governance role, and particularly in exercising its duty of care and diligence, the board of directors is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the Company’s assets and business. Our board of directors has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.inhibikase.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Report does not include or incorporate by reference the information on our website into this Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Dr. Milton Werner, President and CEO at Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite,1900, Atlanta, GA 30339.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation and amended and restated bylaws, which became effective upon the completion of the December 2020 initial public offering, provides that we indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•	any breach of the director’s duty of loyalty to us or to our stockholders;
•	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•	unlawful payment of dividends or unlawful stock repurchases or redemptions; and
•	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all reports that they file.

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2020 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required, except as set forth below, we believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2020 or prior fiscal years.

Joseph Frattaroli did not timely file one Form 4 to report one transaction, Milton H. Werner did not timely file one Form 4 to report one transaction, Roy Freeman did not timely file one Form 4 to report one transaction, Paul Grint did not timely file one Form 4 to report one transaction, Elizabeth O’Farrell did not timely file one Form 4 to report one transaction and Dennis Berman did not timely file one Form 4 to report one transaction.  Based on a review of public filings with the SEC, we believe that Joseph Frattaroli, Milton H. Werner, Roy Freeman, Paul Grint, Elizabeth O’Farrell and Dennis Berman have each prepared and filed the required Forms 4 to report the above described transactions.

Item 11. Executive Compensation.

Our named executive officers for 2020 which consist of our principal executive officer and the next most highly compensated executive officer, are:

•	Milton H. Werner, Ph.D., our President and Chief Executive Officer; and
•	Joseph Frattaroli, C.P.A., our Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the year ended December 31, 2019 and December 31, 2020:

Name and Principal Position	Year	Salary ($)		Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Milton H. Werner, Ph.D.	2020	292,800		653,378	14,541	(2)	960,719
President and Chief Executive Officer	2019	292,800		77,276	14,541	(2)	384,617
Joseph Frattaroli, C.P.A.	2020	300,000	(3)	1,342,220	--		1,642,220
Chief Financial Officer	2019	300,000		—	—		300,000

(1)

The amount reported represents the aggregate grant date fair value of the award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in footnote 6, Stock-Based Compensation, to our audited financial statements included elsewhere in this Report.

(2)

The amount reported represents $2,615 for life insurance policy premiums and $11,926 in automobile expenses in 2019 and $2,615 for life insurance policy premiums and $11,926 in automobile expenses in 2020.

(3)

Amounts paid to Mr. Frattaroli in this table include all amounts paid in respect of his services, whether paid to him personally or to Flagship Consulting, Inc. Half of the amounts reported for 2020 were paid through a promissory note, which note was converted into shares of our common stock concurrent with the consummation of the December 2020 initial public offering.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2020:

	Option Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)(2)	Option Expiration Date
Milton H. Werner, Ph.D.	6/1/2011	43,708	—		—	0.38	6/1/2021
	6/1/2013	21,854	—		—	2.02	6/1/2023
	3/1/2015	21,854	—		—	2.02	3/1/2025
	11/1/2015	21,854	—		—	2.31	11/1/2025
	11/1/2016	21,854	—		—	2.31	11/1/2026
	11/1/2017	21,854	—		—	2.31	11/1/2027
	11/1/2018	21,854	—		—	4.79	11/1/2028
	11/1/2019	21,854	—		—	5.57	11/1/2029
	12/22/2020	—	100,000	(1)	—	10.00	12/22/2027
Joseph Frattaroli, C.P.A.	8/25/2020	21,854			—	5.90	8/25/2027
	8/25/2020		150,000	(2)	—	5.90	8/25/2027
	12/22/2020	—	100,000	(1)	—	10.00	12/22/2027

(1)

One third of these grants will vest and become exercisable on the first anniversary of the closing of our initial public offering (i.e. December 28, 2021) and the remainder will vest and become exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to continued service through each date.

(2)	This grant was issued to Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli. It will vest and become fully exercisable on August 25, 2021, subject generally to continued service.

Employment Arrangements with Our Named Executive Officers

Milton H. Werner, Ph.D.

Current Employment Agreement

We have entered into an employment agreement with Dr. Werner (the “Werner Employment Agreement”) which became effective upon the Company’s December 2020 initial public offering. The Werner Employment Agreement supersedes Dr. Werner’s prior employment agreement in all respects. Under the Werner Employment Agreement, Dr. Werner serves as the President and Chief Executive Officer of the Company. He receives an annual base salary of $455,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 35% of his annual base salary, based upon achievement of performance goals established by the compensation committee of the board of directors. In addition, upon  the initial public offering, Dr. Werner was granted a stock option to purchase 100,000 shares of Company common stock under our equity incentive plan, which will vest over a three-year period subject to continued employment through each vesting date.

The Werner Employment Agreement provides that Dr. Werner would be eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers. In addition, he is entitled to (i) four weeks of paid vacation per year and (ii) reimbursement of certain relocation expenses in the event that our headquarters is relocated by more than 75 miles from his current primary residence in Atlanta, Georgia, including reasonable travel to and from the new office location and temporary lodging near such location, up to a maximum of $200,000, provided the expenses are incurred in the calendar year in which the headquarters are relocated. It is anticipated that the headquarters will be relocated to the Boston, Massachusetts area during 2021.

The Werner Employment Agreement provides that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Dr. Werner; (iii) by Dr. Werner without good reason upon 90 days written notice to us; (iv) by us for cause ; (v) by us without cause; or (vi) by Dr. Werner for good reason .

Pursuant to the Werner Employment Agreement, Dr. Werner is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event of a termination without cause or a termination by Dr. Werner for good reason other than in connection with a change in control, Dr. Werner will receive: an aggregate of 12 months of salary continuation at his then-current base annual salary, paid out in equal installments over a 6-month period; payment of any amount of annual bonus accrued for the year prior to the date of termination; payment of the bonus Dr. Werner would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that Dr. Werner was employed by us (paid when the Company’s other senior executives receive payment of their annual bonuses); reimbursement of COBRA premiums for up to twelve months; and full vesting for any outstanding, unvested equity awards granted under the 2011 Plan. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six (6) months following such a termination.

In the event of a termination without cause or a resignation by Dr. Werner for good reason within 12 months following a change in control, Dr. Werner will receive an aggregate of 18 months of salary continuation at his then-current base annual salary, paid out in equal installments over a 12-month period; payment of any amount of annual bonus accrued for the year prior to the year of termination; payment of a pro-rated target annual bonus for the year of termination based on the number of days in the termination year that Dr. Werner was employed by us; payment of one time his then-current target annual bonus; reimbursement of COBRA premiums for up to 18 months; and full vesting for any outstanding, unvested equity awards. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six (6) months following such a termination.

The receipt of any termination benefits described above is subject to Dr. Werner’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Werner Employment Agreement.

In the event of Dr. Werner’s termination due to death or disability that is not in connection with a change in control, Dr. Werner will receive full vesting for any outstanding, unvested equity awards granted under the 2011 Plan. In the event of Dr. Werner’s termination due to death or disability that is within the 12 months following a change in control, Dr. Werner will receive full vesting for any outstanding, unvested equity awards. In either case, outstanding vested stock options will generally remain exercisable no longer than six (6) months following termination.

To comply with Massachusetts law governing non-competition agreements, the Werner Employment Agreement also provides for severance payments equal to half of Dr. Werner’s highest annual base salary during the two years preceding termination in the event of Dr. Werner’s termination for any reason other than a termination without cause, a resignation with good reason or death. Such amounts will be paid in equal monthly installments over either (A) a six-month period in the event of a termination that is not in connection with a change in control, or (B) a 12-month period in the event the termination occurs within 12 months following a change in control.

The Werner Employment Agreement also provides that in the event Dr. Werner becomes entitled to excess parachute payments within the meaning of Section 280G of the Code, such payments will be subject to a cut-back unless Dr. Werner would be better off on an after-tax basis receiving such payments and paying the excise tax.

Under the Werner Employment Agreement, “cause” means generally: the conviction of or plea of nolo contendere to a felony; the commission of fraud, misappropriation or embezzlement against any person; the theft or misappropriation of Company property; the breach of the Werner Employment Agreement by Dr. Werner (subject to a cure right); the willful or gross neglect by Dr. Werner of his duties (subject to a cure right); willful or gross misconduct in Dr. Werner’s performance of his duties (subject to a cure right); or the willful violation of any material Company policy (subject to a cure right).

“Good Reason” means generally: a material diminution in authority, duties or responsibilities; a material diminution in base salary for longer than 12 months; or a material breach of the Werner Employment Agreement by the Company, provided that Dr. Werner provides notice to the Company within 90 days of the initial existence of one of the above conditions, the Company fails to cure such condition within 30 days, and Dr. Werner terminates his employment within 180 days following the initial existence of the condition.

“Change in Control” means generally: a merger or consolidation of the Company with another corporation (other than a transaction in which the voting securities outstanding prior to the transaction continue to represent more than 50% of the total voting power of the surviving entity after the transaction); the approval of a plan of complete liquidation of the Company or an agreement for the sale of all or substantially all of the Company’s assets; or a person or entity becomes the beneficial owner of securities of the Company representing 50% or more of the total voting power of the Company.

Prior Employment Agreement

On April 1, 2014, the Company entered into a written employment agreement (the “CEO Agreement”), with Dr. Werner at an initial base annual salary of $224,000, subject to adjustment by the board of directors. The CEO Agreement will be superseded in full by the Werner Employment Agreement upon completion of the offering.

Under the terms of the CEO Agreement, Dr. Werner’s base annual salary as of December 31, 2019 was $292,800. The CEO Agreement provided an initial 10-year fully vested option to purchase 43,708 shares of stock of the Company at an exercise price of $0.38 per share. For so long as he remained employed by the Company, the Company agreed to grant an annual option to purchase 25,000 shares of stock of the Company at an exercise price equal to the fair market value of the shares at the date of the grant and to be vested pro rata in monthly installments over 12 months from the date of the grant, with vesting accelerating upon a change in control of the Company, subject generally to his continued service on such date and/or event. Bonuses, additional stock option grants or other compensation could be awarded from time to time at the sole discretion of the Company’s board of directors. Prior to the completion of the December 2020 initial public offering, Dr. Werner had received options to purchase up to a total of 196,685 shares of common stock of the Company pursuant to this provision.

The CEO Agreement provided that Dr. Werner would be eligible to participate in the benefit plans generally made available to other executive officers of the Company. In addition, he was entitled to (i) three weeks of paid vacation per year, (ii) reimbursement for discretionary expenditures (including life insurance premiums, automobile expenses, and country club memberships) up to a maximum of  $13,000 annually and (iii) reimbursement of certain relocation expenses in the event that the Company’s headquarters is relocated by more than 25 miles from Atlanta, Georgia, including house hunting expenses, three months of interim housing expenses, and reimbursement for four round trip airline tickets between Atlanta and the new Company headquarters.

The CEO Agreement provided that it shall continue until terminated (i) by mutual agreement; (ii) due to death or disability of Dr. Werner; (iii) by Dr. Werner without good reason upon four weeks written notice to the Company; (iv) by the Company without cause (as defined in the CEO Agreement) upon four weeks written notice to Dr. Werner; (v) by Dr. Werner for good reason (as defined in the CEO Agreement); or (vi) by the Company for cause. In the event of a termination for good reason or without cause, Dr. Werner was entitled to six months of salary continuation at his then-current base annual salary, reimbursement of COBRA premiums for six months, accelerated vesting on options that would have vested in the six months following termination had he remained employed, and extended exercise periods for vested stock options. If the termination for good reason or without causes arose in connection with a change in control, the six months of salary continuation and reimbursement of COBRA premiums was extended to 12 months, and all options would become fully vested with extended exercise periods. The receipt of any benefits described above was subject to Dr. Werner’s execution of a release.

In addition, the CEO Agreement provided for an excise tax gross-up in the event that Dr. Werner was subject to an excise tax under Sections 280G and 4999 of the Code upon a change in control.

Joseph Frattaroli, C.P.A.

Employment Agreement

On October 24, 2018, the Company entered into an employment agreement with Mr. Frattaroli (the “Frattaroli Employment Agreement”) which became effective upon the closing of the December 2020 initial public offering. The Frattaroli Employment Agreement supersedes the prior consulting agreement as discussed under the subheading titled “Prior Consulting Agreement” in all respects. Under the Frattaroli Employment Agreement, Mr. Frattaroli receives an annual base salary of $375,000 and is eligible to receive a discretionary annual target cash bonus of 30% of his annual base salary.

The Frattaroli Employment Agreement provides that Mr. Frattaroli will be eligible to participate in all group benefit plans generally made available to our other similarly-situated employees, including medical, dental and life insurance and pension plans, and that he will be entitled to 20 days of paid time off per year. In addition, following the completion of the December 2020 initial public offering, Mr. Frattaroli was granted a stock option to purchase 100,000 shares of Company common stock under our equity incentive plan, which will vest over a three year period subject to continued employment through each vesting date. The board of directors may also grant stock options to Mr. Frattaroli from time to time in its discretion.

The Frattaroli Employment Agreement provides that Mr. Frattaroli shall continue until terminated (i) without cause, (ii) for cause, (iii) upon death or disability, or (iv) resignation by Mr. Frattaroli (which may include a resignation for good reason following a change in control).

Pursuant to the Frattaroli Employment Agreement, Mr. Frattaroli is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality provisions.

In the event that Mr. Frattaroli is terminated without cause, he will be eligible to receive: payment of any accrued annual bonus for the year prior to the year of termination; payment of the bonus the executive would have received based on the attainment of performance goals had he remained employed through the end of the year of termination, pro-rated based on the number of days in the termination year that he was employed by us (paid when the Company’s other senior executives receive payment of their annual bonuses); nine months’ salary continuation at his then-current monthly salary; and reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to nine months following termination.

In the event that Mr. Frattaroli is terminated without cause or good reason within 12 months following a change in control, he will be eligible to receive: payment of any accrued annual bonus for the year prior to the year of termination; payment of a pro-rated annual bonus at target for the year of termination based on the number of days in the termination year that he was employed by us; payment of one time his then-current annual bonus, at target; full vesting of any outstanding, unvested equity awards; 12 months base salary paid in a lump sum; and reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to 12 months following termination.

The receipt of any termination benefits described above is subject to Mr. Frattaroli’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Frattaroli Employment Agreement.

To comply with Massachusetts law governing non-competition agreements, the Frattaroli Employment Agreement also provides for severance payments equal to half of Mr. Frattaroli’s highest annual base salary during the two years preceding termination in the event of his termination for any reason other than a termination without cause, a resignation with good reason within 12 months following a change in control, or death. Such amounts will be paid (A) in equal installments over a nine month period in the event of a termination that is not in connection with a change in control, or (B) a lump sum in the event the termination occurs within 12 months following a change in control.

Under the Frattaroli Employment Agreement, “cause” means generally: the commission of an act of disloyalty, dishonesty, breach of  trust, fraud, misconduct, bad faith, embezzlement, misappropriation of Company assets, or destruction of Company property; gross negligence in the performance of employment duties; refusal, failure or willful nonfeasance to perform employment duties; failure to comply with Company policy (subject to a cure right); conduct which is materially detrimental to the reputation, goodwill or business operation of the Company; the conviction for, or plea of nolo contendere, to a felony charge; or a breach of the Frattaroli Employment Agreement by Mr. Frattaroli (subject to a cure right).

“Good Reason” and “Change in Control” under the Frattaroli Employment Agreement have the same meanings as those provided in the Werner Employment Agreement, as described above.

Prior Consulting Agreement

On April 1, 2018, we entered into a consulting agreement (the “Flagship Consulting Agreement”) with Flagship Consulting, Inc. (“Flagship”), a consulting entity controlled by Mr. Frattaroli, pursuant to which Flagship agreed to provide the following services to us as an independent contractor under the general direction of Dr. Werner: (i) perform duties for us as Chief Financial Officer, (ii) manage and execute the preparatory work required for a GAAP-compliant audit, (iii) evaluate, recommend and implement the necessary accounting practices to enable us to fulfill the requirements for quarterly financial and SEC regulatory filings, and (iv) participate in travel and road show meetings as part of our transition to a public entity. We also agreed to reimburse Flagship for its reasonable, out-of-pocket travel and other reasonable out-of-pocket expenses incurred in the rendition of the services, subject to certain conditions.

The Flagship Consulting Agreement had an initial term of 12 months, renewable in our sole discretion in 12-month periods thereafter until terminated by either party. Either party may terminate the Flagship Consulting Agreement at any time without cause upon 10 days’ prior written notice to the other party, or immediately upon written notice to the other party of such other party’s material breach of the Flagship Consulting Agreement. We may also terminate the Flagship Consulting Agreement immediately on account of any other act or omission on the part of the consultant that poses an adverse risk to us, our property and certain other persons and entities. The Flagship Consulting Agreement was superseded by the Frattaroli Employment Agreement effective upon the completion of the December 2020 initial public offering.

Under the terms of the Flagship Consulting Agreement, we agreed to pay Flagship $12,500 per month in cash with an additional $12,500 per month accruing on a convertible revolving demand promissory note in the aggregate principal amount of up to $75,000 issued on April 3, 2018 (the “2018 Flagship Note”). The 2018 Flagship Note accrued simple interest at 5% APR and matured upon the earlier to occur of (i) a significant transaction involving the Company, including an initial public offering, sale of substantially all assets or change of control of the Company (a “Significant Transaction”), or (ii) June 30, 2019. Flagship had the option to convert any amount of the unpaid balance of the 2018 Flagship Note into shares of our common stock at a price equal to 80% of the fair market value at conversion. We issued an amended and restated note to Mr. Frattaroli (“A&R 2018 Flagship Note”) to replace the 2018 Flagship Note, increasing the aggregate principal amount to up to $150,000 and extending the maturity date to the earlier to occur of (i) a Significant Transaction, or (ii) December 31, 2019. The other provisions of the A&R 2018 Flagship Note, including the issue date, are the same, in all material respects, to the 2018 Flagship Note.

On December 31, 2019, we issued a second convertible revolving demand promissory note to Mr. Frattaroli in the aggregate principal amount of up to $575,375 (the “2019 Flagship Note”) entered into, in part, as full consideration for the A&R 2018 Flagship Note plus any amounts above and beyond the face amount of the A&R 2018 Flagship Note due by us to Flagship from the effective date of the Consulting Agreement until December 31, 2019. The 2019 Note accrued simple interest at 5% APR and matured upon the earlier to occur of (i) a Significant Transaction, or (ii) December 31, 2021. Mr. Frattaroli had the option to convert any amount of the unpaid balance of the 2019 Flagship Note into shares of our common stock at a price equal to the fair market value at conversion.

On August 31, 2020, the Company, Mr. Frattaroli and Flagship amended and restated the 2019 Flagship Note (the “2020 Flagship Note”) to (i) increase the amount to $686,013, (ii) clarify that Flagship is the payee for the 2019 Flagship Note and that all amounts due under the 2019 Flagship Note are owed to Flagship and (iii) include an automatic conversion upon a closing of this offering on or prior to October 31, 2020 of the entire unpaid note balance into shares of our common stock at a price per share equal to the initial public offering price. On October 30, 2020, Flagship and the Company amended the 2020 Flagship Note to extend the date for automatic conversion upon a closing of this offering to December 31, 2020. The other provisions of the 2020 Flagship Note are the same, in all material respects, to the 2019 Flagship Note. On December 28, 2020, the unpaid principal and accrued interest on the 2020 Flagship note was converted into 44,143 shares of our common stock at a conversion price equal to the IPO price of $10.00 per share.

Equity Compensation

In August 2020, we granted to Flagship two warrants to purchase shares of our common stock exercisable at $5.90 per share in connection with the consulting services provided to the Company pursuant to the Flagship Consulting Agreement. Each warrant has a term of seven years. The first warrant for 21,854 shares of our common stock was fully vested as of the grant date. The second warrant for 150,000 shares of our common stock vests on the first anniversary of the grant date, August 25, 2021. Such warrants, along with the 2020 Flagship Note, collectively, are in full satisfaction of all rights to compensation of Flagship.

On December 22, 2020, in connection with our initial public offering, we granted to each of Dr. Werner and Mr. Frattaroli an option to purchase 100,000 shares of our common stock under our 2020 Equity Incentive Plan. These grants have a ten year term and exercise price of $10.00 per share. One third of these grants will vest and become exercisable on the first anniversary of the closing of our initial public offering (i.e. December 28, 2021) and the remainder will vest and become exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to continued service through each date.

Other Benefits

We maintain a Simple IRA retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the Simple IRA, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax basis through contributions to the Simple IRA plan. The Simple IRA plan authorizes employer safe harbor matching contributions equal to 3% of covered compensation for eligible employees. The Simple IRA plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement program, contributions to the Simple IRA plan and earnings on those contributions are not taxable to the employees until distributed from the Simple IRA plan.

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans, which were fully paid by us prior to our initial public offering. These benefits are paid by the Company at 90% following the completion of the December 2020 initial public offering, with the remainder paid by the eligible employee. In addition, it is the Company’s practice to reimburse Dr. Werner $418.76 per month in respect of premiums that he pays on his life insurance policy.  The Company also paid Dr. Werner $11,926 in 2020 for automobile expenses.

In 2014, the Board approved a special supplement to Dr. Werner’s salary of $56,400 annually to reimburse him for certain tax liabilities previously incurred by him when the Company was still a limited liability company. These supplemental payments will cease in March of 2021.

Director Compensation

Prior to the December 2020 initial public offering, our non-employee directors received non-qualified stock options on an annual basis. They did not receive cash compensation but we reimbursed them for expenses associated with attending meetings of our board of directors and its committees.

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman(2)	—	39,372	39,372
Dr. Roy Freeman(3)	—	39,372	39,372
Dr. Paul Grint(4)	—	39,372	39,372
Ms. Elizabeth O’Farrell(5)	—	39,372	39,372

(1)

The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in Note 6, Stock-Based Compensation, to our audited financial statements included elsewhere in this Report. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.

(2)	As of December 31, 2020, Mr. Berman held options through Molino Ventures, LLC to purchase 137,948 shares of our common stock and 114,733 shares subject to such options were vested as of such date.
(3)	As of December 31, 2020, Dr. Freeman held options to purchase 137,948 shares of our common stock and 118,375 shares subject to such options were vested as of such date.
(4)	As of December 31, 2020, Dr. Grint held options to purchase 137,948 shares of our common stock and 114,733 shares subject to such options were vested as of such date.
(5)	As of December 31, 2020, Ms. O’Farrell held options to purchase 137,948 shares of our common stock and 125,660 shares subject to such options were vested as of such date.

Our board of directors has approved the following compensation program for our non-employee directors, which became effective upon conclusion of the December 2020 initial public offering. Each non-employee director will be eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards as described below. Our board of directors may revise outside director compensation as it deems necessary or appropriate.

Cash Compensation

All non-employee directors will be entitled to receive the following cash compensation for their services following the effective date of the December 2020 initial public offering:

•	$40,000 per year for service as a board member;
•	$30,000 per year additionally for service as non-executive Chairperson of the Board;
•	$20,000 per year additionally for service as chair of the audit committee;
•	$5,000 per year additionally for service as member of the audit committee (excluding committee chair);
•	$10,000 per year additionally for service as chair of the compensation committee;
•	$5,000 per year additionally for service as member of the compensation committee (excluding committee chair);
•	$5,000 per year additionally for service as chair of the corporate governance and nominating committee;
•	$3,000 per year additionally for service as member of the corporate governance and nominating committee (excluding committee chair);

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

Effective upon the December 2020 initial public offering, each non-employee director received an initial grant of non-qualified stock options with a grant date fair value of $39,372, which options will vest one year after the grant date, subject to the grantee’s continued service through that date. The Company intends to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

Scientific Advisory Board Compensation

With the exception of Drs. Ted and Valina Dawson, each member of our scientific advisory board earns $400-600 per hour for his or her service as a member of our scientific advisory board, and, in January 2021, received a one-time stock option grant in respect of 11,438 shares of common stock. Unlike other scientific advisory board members, we have ongoing pre-clinical research collaborations with Drs. Ted and Valina Dawson and therefore they each received a stock option grant in respect of 131,123 shares of common stock with a five-year vesting period in 2017 and an exercise price of $2.31. We also reimburse each member of our scientific advisory board for all reasonable and necessary expenses in connection with the performance of his or her services. Members of the scientific advisory board who are also our employees or directors receive no additional compensation for their service on the scientific advisory board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of February 28, 2021 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock;
•	each of the named executive officers;
•	each of our directors; and
•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and thus it represents sole or shared voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially owned, subject to community property laws where applicable. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Exchange Act.

We have based our calculation of the percentage of beneficial ownership on 10,050,849 shares of our common stock outstanding on February 28, 2021. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of February 28, 2021, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite 1900, Atlanta, GA 30339.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Milton H. Werner, Ph.D.(1)	5,441,623	53.1%
Joseph Frattaroli, C.P.A.(2)	65,997	*
Dennis Berman(3)	122,018	1.2%
Roy Freeman, M.D.(4)	125,660	1.2%
Paul Grint, M.D.(5)	122,018	1.2%
Elizabeth O’Farrell(6)	131,123	1.3%
All executive officers and directors as a group (six persons)	6,008,439	55.8%
5% Stockholders
Duke University	611,909	6.1%
Emory University	830,448	8.3%
Daniel Kalman, Ph.D.(7)	1,748,313	14.8%

*	Represents beneficial ownership of less than one percent.
(1)	Consists of (a) 5,244,938 shares held of record by Milton H. Werner, Ph.D. and (b) 196,685 shares underlying options exercisable within 60 days of February 28, 2021.
(2)

Consists of (a) 44,143 shares held of record by Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, and (b) 21,854 shares underlying warrants exercisable within 60 days of February 28, 2021.

(3)	Consists of 122,018 shares underlying options exercisable within 60 days of February 28, 2021.
(4)	Consists of 125,660 shares underlying options exercisable within 60 days of February 28, 2021.
(5)	Consists of 122,018 shares underlying options exercisable within 60 days of February 28, 2021.
(6)	Consists of 131,123 shares underlying options exercisable within 60 days of February 28, 2021.
(7)	Consists of 1,748,313 shares underlying options exercisable within 60 days of February 28, 2021.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Stock Options	3,596,444	$2.27	8,422,700
Warrants	721,913	$5.83	—
Equity Compensation Plans not approved by stockholders	—	—	—

We maintain the 2020 Plan, a stock option plan, which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our December 2020 initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2020, there were 8,422,700 shares reserved for issuance under the 2020 Plan that remained available. Prior to our December 2020 initial public offering we maintained the 2011 Plan.  We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in that plan. See also the section titled “Warrants” for additional information on the warrants granted to Kubera North America, Inc., the six members of Scientific Advisory Board, Flagship Consulting, Inc. and Frank McDaniel, our former outside counsel.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” and the registration rights described in the section titled “Description of Capital Stock — Registration Rights,” the following is a description of each transaction since January 1, 2018 or any currently proposed transaction in which:

•	we have been or are to be a party to;
•	the amount involved exceeded or exceeds $120,000 or 1% of the average of our total assets as of the end of the last two completed fiscal years; and
•

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the sections titled “Management” and “Executive Compensation,” and the registration rights described in the section titled “Description of Capital Stock — Registration Rights.”

Consulting Agreement

As described in the section titled “Executive Compensation,” Flagship, a consulting entity controlled by Mr. Frattaroli, provided chief financial officer consulting services prior to the Company’s December 2020 initial public offering. The compensation arrangements with Flagship prior to the Company’s initial public offering, including certain warrants issued to the entity in August 2020, are described in the section titled “Executive Compensation” above. The Flagship Consulting Agreement has been superseded by the Frattaroli Employment Agreement effective upon this offering.

Indemnification Agreements

We intend to enter into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification that will be provided for in our amended and restated certificate of incorporation and amended and restated bylaws. The indemnification agreements and our amended restated certificate of incorporation and amended and restated bylaws that became effective upon the completion of December 2020 initial public offering require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled “Executive Compensation — Limitation of Liability and Indemnification” for additional information.

Stockholder Loans

On February 5, 2020 (the “Issue Date”), the Company issued a note payable to its CEO (the “CEO Note”) in the aggregate principal amount of $245,250 in exchange for cash. The net proceeds of $245,250 were used as working capital by the Company. The note carries a stated interest rate of 1.59%, compounded semi-annually, and matures on the earlier of the sixth month following the Issue Date or the date the Company has sufficient funds to repay the CEO Note.

The Company has the right to prepay the CEO Note at any time without penalty, and any payments due under the CEO Note are applied first to any costs and expenses due to the CEO, second to accrued but unpaid interest, and third to pay the unpaid principal balance. The CEO Note also contains certain terms and conditions that constitute an event of default, including the Company’s failure to pay the principal or interest when due and such amount remains unpaid for 10 business days after the due date or the Company makes a general assignment for the benefit of its creditors or applies to any tribunal for the appointment of a trustee or receiver of a substantial part of its assets, or commences any proceedings relating to the Company under bankruptcy, reorganization, arrangement, insolvency, readjustment of debts, dissolution, or other liquidation law of any jurisdiction, among other events. If an event of default occurs or is continuing, the CEO may, by giving notice in writing to the Company, declare the entire unpaid principal of the CEO Note due and payable immediately and the Company shall issue a warrant to the CEO to purchase that number of shares of Common

Stock equal to 150% of the value of the loan at an exercise price of $4.87 per share in the case of any default. In the event of a default, the warrant will remain in effect even after the loan is repaid.

The CEO Note also contains customary representations, warranties and covenants, and other terms and conditions.

The Company assessed the terms and features of the CEO Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note increased the principal amount of the CEO Note to $248,911 to account for 1.59% APR simple interest accrued, extended the stated maturity date of the CEO Note to the earlier to occur of the 30th month following the Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of the December 2020 initial public offering. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%, compounded semi-annually. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note.

Director Independence

Our common stock is listed on The Nasdaq Capital Market, or Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its December 2020 initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board of directors committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 and under the rules of Nasdaq, the board of directors must affirmatively determine that each member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and (ii) whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1under the Exchange Act. Only Dr. Werner is not independent under Nasdaq’s independence standards.

In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “Certain Relationships and Related Party Transactions.”

Item 14. Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by CohnReznick LLP in connection with audit and other services rendered during the past two fiscal years.

	12/31/2020	12/31/2019
Audit Fees (1)	$374,000	$—
Audit-Related Fees (2)	19,000	—
Tax Fees	—	—
All other fees	—	—
	$393,000	$—

(1)

Audit fees represent fees for professional services rendered during 2020 for the audit of our 2020, 2019 and 2018 financial statements, including S-1 services rendered during 2020 in connection with our December 2020 initial public offering.

(2)	Audit related fees represent fees for professional services rendered during 2020 in connection with our 2018 NIH grants program (“Yellow Book”) audit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Inhibikase Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that Inhibikase Therapeutics, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2018.

Holmdel, New Jersey

March 31, 2021

Inhibikase Therapeutics, Inc.

Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$13,953,513	$18,457
Prepaid research and development	774,356	—
Prepaid expenses and other current assets	54,837	16,924
Total	14,782,706	35,381
Deferred initial public offering costs	—	2,873
Total assets	$14,782,706	$38,254
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,720,680	$1,001,699
Accrued expenses and other current liabilities	632,934	1,724,141
Deferred revenue	2,325,741	1,428,636
Notes payable	42,534	98,419
Total	4,721,889	4,252,895
Notes payable, net of current portion	276,461	275,375
Total liabilities	4,998,350	4,528,270
Commitments and contingencies (see Note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and 0 shares authorized at December 31, 2020 and 2019; 0 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized; 10,050,849 and 8,180,937 shares issued and outstanding at December 31, 2020 and 2019	10,051	8,181
Additional paid-in capital	24,805,929	7,685,533
Accumulated deficit	(15,031,624)	(12,183,730)
Total	9,784,356	(4,490,016)
Total liabilities and stockholders’ equity (deficit)	$14,782,706	$38,254

See accompanying notes to financial statements.

Inhibikase Therapeutics, Inc.

Statements of Operations

	Year ended December 31,
	2020	2019
Revenue:
Grant revenue	$698,468	$1,122,740
Total revenue	698,468	1,122,740
Costs and expenses:
Research and development	893,802	2,552,711
Selling, general and administrative	2,623,158	4,268,177
Total costs and expenses	3,516,960	6,820,888
Loss from operations	(2,818,492)	(5,698,148)
Interest expense	(29,402)	(24,835)
Net loss	$(2,847,894)	$(5,722,983)
Net loss per share – basic and diluted	$(0.35)	$(0.70)
Weighted-average number of common shares – basic and diluted	8,212,581	8,180,937

See accompanying notes to financial statements.

Inhibikase Therapeutics, Inc.

Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2018	8,180,937	$8,181	$5,674,601	$(6,460,747)	$(777,965)
Stock-based compensation expense	—	—	1,436,608	—	1,436,608
Issuance of warrants	—	—	574,324	—	574,324
Net loss	—	—	—	(5,722,983)	(5,722,983)
Balance at December 31, 2019	8,180,937	8,181	7,685,533	(12,183,730)	(4,490,016)
Stock-based compensation expense	—	—	573,695	—	573,695
Issuance of warrants	—	—	1,443,426	—	1,443,426
Issuance of common stock	14,175	15	4,855	—	4,870
Conversion of notes	55,737	55	505,175	—	505,230
Issuance of initial public offering common stock	1,800,000	1,800	14,593,245	—	14,595,045
Net loss	—	—	—	(2,847,894)	(2,847,894)
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356

See accompanying notes to financial statements.

Inhibikase Therapeutics, Inc.

Statements of Cash Flows

	Year ended December 31,
	2020	2019
Operating activities
Net loss	$(2,847,894)	$(5,722,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	573,695	1,436,608
Non-cash consulting fees	148,795	150,000
Non-cash interest	17,260	—
Deferred initial public offering costs	—	1,591,989
Warrant expense	1,443,426	574,324
Changes in operating assets and liabilities:
Accounts receivable	—	472,941
Prepaid expenses and other assets	(37,913)	382,162
Accounts payable	(247,071)	47,461
Accrued expenses and other current liabilities	(1,076,758)	(437,060)
Deferred revenue	897,105	1,166,268
Net cash used in operating activities	(1,129,355)	(338,290)

Financing activities
Proceeds from notes payable	272,800	—
Proceeds from issuance of common stock	4,870	—
Proceeds from issuance of common stock upon initial public offering, net of issuance costs	14,786,741	—
Repayments of note payable	—	(22,810)
Net cash provided by (used in) financing activities	15,064,411	(22,810)
Net increase (decrease) in cash	13,935,056	(361,100)
Cash at beginning of year	18,457	379,557
Cash at end of year	$13,953,513	$18,457
Supplemental disclosures of cash flow information
Cash paid for interest	$6,249	$9,152
Non-cash financing activities
Notes payable settled with common stock	$505,230	$—
Notes payable settled with new notes payable	$42,534	$360,919

Accrued deferred initial public offering costs	$—	$2,873

See accompanying notes to financial statements.

Inhibikase Therapeutics, Inc.

Notes to Financial Statements

1.   Nature of Business

Inhibikase Therapeutics, Inc. (the “Company”), incorporated on June 3, 2010 as a Delaware corporation with its headquarters in Atlanta, Georgia, is developing therapeutics for neurodegenerative disease inside and outside of the brain. The Company filed two Investigational New Drug Applications, or INDs, for its lead programs in neurodegenerative disease with the U.S. Food and Drug Administration, or FDA, in the first quarter of 2019.

The Company’s registration statement on Form S-1 filed during 2020 in connection with its initial public offering (“IPO”) was declared effective on December 22, 2020 by the Securities and Exchange Commission (the “SEC”), and the Company’s common stock began trading on the Nasdaq Capital Market on December 23, 2020.  On December 28, 2020, the Company completed its IPO, in which the Company sold and issued 1,800,000 shares of its common stock at a price to the public of $10.00 per share.  The Company received aggregate net proceeds of approximately $14.6 million after deducting offering costs, underwriting discounts and commissions of $3.4 million.

The Company utilizes small molecule, oral protein kinase inhibitors to treat Parkinson’s Disease, or PD, and its GI complications. The Company has shown in animal models of progressive PD that its lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl, inhibitor that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD.

Historically, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). The Company has taken a different approach, by identifying the proteins that become dysfunctional in a disease pathway and seeking to understand how a dysfunctional protein causes disease. Using this strategy, the Company believes it has discovered at least one enzyme, c-Abl, that plays a pivotal role in the disease process for PD, c-Abl. The Company has developed a novel protein kinase inhibitor against c-Abl, which it believes can alter the disease course for PD.

In addition to programs in PD, the Company’s platform drug discovery and delivery technologies identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. The Company’s product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML. The Company plans to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2021. Subject to future FDA agreements related to the clinical protocol design and execution of the clinical development program and additional funding, the Company believes that clinical development of IkT-001Pro could possibly be completed in 2022. The Company intends to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of the Company’s prodrug technology in a well understood patient population with an approved drug substance. If the Company succeeds in validating the advantage of IkT-001Pro in oncology, it will subsequently evaluate whether the pharmacology advantages of the prodrug could be applied to novel drug substances, such as IkT-148009.

Liquidity and Going Concern

The Company has recognized recurring losses. At December 31, 2020, the Company had working capital of $10,060,817, an accumulated deficit of $15,031,624, cash of $13,953,513 and accounts payable and accrued expenses of $2,353,614. The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of February 28, 2021.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, during December 2020, the Company raised approximately $14.6 million in working capital from its IPO.

The Company is subject to a variety of risks similar to other early stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses and general and administrative expenses related to its product candidate programs. The Company anticipates costs and expenses to increase in the future as the Company continues to develop its product candidates.

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into such other arrangements if and when needed, would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

As certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional capital from future anticipated grants and future anticipated capital raises, its business plan will be scaled down to preclinical activities and its Phase I PD trial in humans will be delayed.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt include additional equity raises, suspending or delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).  Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

On August 21, 2020, the Company filed a Certificate of Amendment of its Certificate of Incorporation with the Secretary of State of the State of Delaware that effected a one-for-1.14396 (1:1.14396) reverse stock split of its common stock, par value $.001 per share, effective August 24, 2020. All warrant, option, share, and per share information in the Company’s financial statements gives retroactive effect to the one-for-1.14396 reverse stock split that was effected on August 24, 2020.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.  Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the balance sheets.

The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

For the years ended December 31, 2020 and 2019, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Fair Value Measurements

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2020 and 2019 because of their short-term nature.

Revenue Recognition

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships.  The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).  Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s statements of operations. Revenues from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant.  Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before the grants are received.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs.  Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided.

Stock-Based Compensation

The Company has a stock-based compensation plan which is more fully described in Note 6. The Company records stock-based compensation for options granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the applicable service period, which is generally one to two years. The Company accounts for non-employee stock-based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable.  Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period.

The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that the historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of company specific historical and implied volatility data, we have based our estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock.

Income Taxes

The Company provides for income taxes using the asset and liability method. The Company provides deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the deferred tax assets to the amount that will more likely than not be realized.

The Company does not have any material uncertain tax positions for which reserves would be required. The Company will recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and are generally adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial position or results of operations upon adoption.

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. The JOBS Act permits an emerging growth company such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that it either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

Accounting Standards Adopted

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The adoption of this ASU did not have a material impact on the Company’s financial statements.

Accounting Standards Issued, Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years, and after December 15, 2021 and interim periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The Company’s adoption of the new standard is not expected to have a material impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for us in the first quarter of 2021 with early adoption permitted. The Company’s adoption of the new standard is not expected to have a significant impact on its financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted.  The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3.   Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2020	December 31, 2019
Accrued consulting	$115,405	$65,017
Accrued legal and professional fees	383,286	1,434,874
Accrued research and development	83,491	180,716
Accrued interest	1,673	5,123
Accrued other	49,079	38,411
Total accrued expenses and other current liabilities	$632,934	$1,724,141

4.   Notes Payable

Note payable outstanding were $318,995 and $373,794 at December 31, 2020 and 2019, respectively.

	12/31/2020	12/31/2019
2019 Note	$—	$98,419
Fifth Restated Note	42,534	—
2019 CFO Note	—	275,375
PPP Note	27,550	—
CEO Restated Note	248,911	—
Total notes payable	$318,995	$373,794

Future principal payments on the notes payable as of December 31, 2020 are as follows:

Year ended December 31,
2021	$42,534
2022	276,461
2023	—
2024	—
2025	—
Total notes payable	$318,995

Revolving Demand Promissory Note

On January 1, 2019, the Company issued a note (the “2019 Note”) in the face amount of $98,419 bearing 5.25% APR simple interest as payment for the balance due on a 2018 note that matured on January 1, 2019. The 2019 Note matured and was settled on January 1, 2020 (see below). The Company assessed the terms and features of the 2019 Note in order to identify any potential embedded features that would require bifurcation. The Company concluded that these features are not clearly and closely related to the host instrument, and represent derivative instruments required to be re-measured at fair value at each reporting date.  During 2019, the value of the derivative instruments was not material.

On January 1, 2020, the Company issued a note (the “2020 Note”) in the face amount of $103,586 bearing 5.25% APR simple interest as settlement in full on the 2019 Note that matured on January 1, 2020. The 2020 Note matures on January 1, 2021. Upon occurrence of certain conditions including the sale of a division of the Company or upon the date on which the Company closes on certain financings, the due date for some or all of the unpaid principal and accrued and unpaid interest may be accelerated. The Company assessed the terms and features of the 2020 Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 30, 2020, the holder of the 2020 Note and the Company entered into an agreement to settle the 2020 Note early. As full consideration and settlement of the 2020 Note’s June 30 principal balance plus accrued and unpaid interest in the amount of $106,334, the Company issued a new promissory note to the holder in the amount of $42,534 (the “Fifth Restated Note”) with substantially similar terms as the 2020 Note and it matures on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, and January 1, 2021. In addition, the holder subscribed for the purchase of 11,594 unregistered shares of the Company’s common stock at a subscription price of $63,800, or $5.50 per share. The issuance of shares under the subscription agreement and the issuance of the Fifth Restated Note satisfied the payoff of the 2020 Note without premium or discount.  The Company consummated its IPO on December 28, 2020 and the principal balance of the Fifth Restated Note plus accrued and unpaid interest was settled in full in cash on January 1, 2021.

Note Payable to CEO

On February 5, 2020 (the “Issue Date”), the Company issued a note payable to its CEO (the “CEO Note”) in the face amount of $245,250 bearing 1.59% APR simple interest in exchange for cash. The net proceeds of $245,250 were used as working capital by the Company. The note carried an original maturity of the earlier of the sixth month following the Issue Date or the date the Company has sufficient funds to repay the CEO Note.  If an event of default occurs and is continuing the Company agrees to issue a warrant to the holder with a strike price of $4.87 per share for a number of shares equal to 150% of the value of the loan. The Company assessed the terms and features of the CEO Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extends the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of its initial public offering.  The principal balance of the CEO note was $248,911 at December 31, 2020.

The Payroll Protection Program Loan (the “PPP Loan”)

On May 4, 2020 the Company received $27,550 in loan proceeds as part of the Federal CARES Act Paycheck Protection Program (the “PPP Act” or “PPP”) with a 1% annual interest rate. Some or all of this loan may be forgiven if the Company expends not less than 60% of the loan proceeds on qualified payroll costs.  The Company believes it has met the contractual conditions for forgiveness of the entire PPP loan and expects the PPP loan will be forgiven during 2021, although there can be no assurance of forgiveness until the lender makes its independent determination.  The $27,550 principal balance is included on the balance sheet included in Notes payable, net of current portion at December 31, 2020

Note Payable to CFO

In December 2019, the Company issued a revolving demand promissory note (the “2019 CFO Note”) to its CFO (the owner of Flagship Consulting, Inc. “Flagship”) in the amount of $275,375 plus up to $300,000 for future CFO services to be rendered to the Company. The 2019 CFO Note replaced a note issued in 2018 (the “2018 Flagship Note”) which matured on December 31, 2019.  The $275,375 due to its CFO in December 2019 included the amounts due on the 2018 Flagship Note, plus accrued and unpaid interest, plus the additional amounts due under the 2018 Flagship Agreement (which agreement provided for CFO services to be rendered to the Company). The 2019 CFO Note plus accrued and unpaid interest at 5% APR matures on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, or December 31, 2021. The Company assessed the terms and features of the 2019 CFO Note, including the contingent acceleration of obligations under an event of default and the contingent prepayment features in order to identify any potential embedded features that would require bifurcation. The Company concluded that these features are not clearly and closely related to the host instrument, and represent derivative instruments required to be re-measured at fair value on each reporting date.  At December 31, 2019, the Company determined that the value of these features was not material and, therefore, was not recorded as a separate item on the balance sheet.

The principal plus accrued and unpaid interest on the 2019 CFO Note was $386,013 when it was settled early on August 31, 2020.  On August 31, 2020, the Company issued an amended and restated second convertible demand promissory note to Flagship (the “2020 Flagship Note”) in the face amount of $386,013 as full consideration of the 2019 CFO Note plus an additional sum of up to $300,000 as is accrued for unpaid fees for services rendered after December 31, 2019. The 2020 Flagship Note matures on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, or December 31, 2021, and bears an annual simple interest rate of 5%.

The 2020 Flagship Note includes an automatic conversion provision which provided that if, on or before October 31, 2020, the Company consummated an initial public offering, the then unpaid principal plus accrued interest of the 2020 Flagship Note would automatically be converted into shares of the Company’s common stock. The conversion price per share would be the IPO price.

The 2020 Flagship Note was amended on October 30, 2020 to extend the automatic conversion provision to provide that if on or before December 31, 2020, the Company consummates an initial public offering, the then unpaid principal plus accrued interest of the 2020 Flagship Note shall automatically convert into shares of the Company’s common stock. The conversion price per share shall be the initial public offering price.

Upon the December 28, 2020 consummation of the Company’s IPO, the principal balance plus accrued and unpaid interest on the 2020 Flagship Note, totaling $441,432, was converted into 44,143 shares of common stock at the IPO price of $10.00 per share.

5.   Stockholders’ Deficit

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2020, a total 4,318,357 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2011 Equity Incentive Plan.

Reverse Stock Split

On August 20, 2020, the board of directors adopted resolutions proposing that each 1.14396 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, be automatically converted into one fully paid and nonassessable share of common stock, par value $0.001 (the “Reverse Stock Split”) with cash in lieu of fractional shares. On August 21, 2020, shareholders representing a majority of the issued and outstanding common stock approved the Reverse Stock Split. On August 21, 2020, the Company filed with the Delaware Secretary of State its Certificate of Amendment to its Certificate of Incorporation, effective as of August 24, 2020.

Share Issuances

In January 2020, an accredited investor subscribed for, and the Company issued, 874 shares of its stock in a private placement transaction at a per share price of $5.57. Net proceeds were approximately $4,870. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

On June 30, 2020, the Company accepted a fully paid-up subscription for 11,594 shares of its stock from a note holder who is an accredited investor in a private placement transaction at a per share price of $5.50. Total consideration of approximately $63,800 for the subscription was recognized by the Company as cashless consideration for partial settlement of the 2020 Note (refer to Note 4 for information regarding early settlement of the 2020 Note). Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

On August 25, 2020, the Company issued 13,301 fully paid non-assessable shares of its common stock in connection with a net settled cashless exercise of 21,854 warrant shares with a strike price of $2.31 per share.  Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

On December 28, 2020, the Company issued 44,143 fully paid non-assessable shares of its common stock in connection with the cashless conversion of principal and accrued and unpaid interest in the amount of $441,432 on the 2020 Flagship Note.  Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

On December 28, 2020, the Company issued 1,800,000 fully paid non-assessable shares of its common stock in connection with its IPO.  Proceeds from the issuance were approximately $14.6 million after deducting offering costs, underwriting discounts and commissions of approximately $3.4 million.  The net proceeds will be used as working capital by the Company.

6.   Stock-Based Compensation

2020 Equity Incentive Plan

On July 21, 2020, the Company’s board of directors and its stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective immediately prior to the closing of the Company’s December 2020 IPO. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units to any of its employees, directors, consultants and other service providers or those of its affiliates.  The board of directors has initially designated the compensation committee to administer the 2020 Plan.  The compensation committee has broad authority to administer the plan and to determine the vesting conditions for awards.  Neither the compensation committee nor the board of directors are authorized to reprice outstanding options or stock appreciation rights without shareholder consent.  In addition, any amendments to increase the total number of shares reserved for issuance under the 2020 Plan or modification of the classes of participants eligible to awards requires ratification by the stockholders.  Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2020 Plan in connection with awards is limited to 8,650,000 shares.

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2011 Equity Incentive Plan (the “2011 Plan”). However, the 2011 Plan continues to govern the terms and conditions of the outstanding awards granted under the 2011 Plan. Shares of common stock subject to awards granted under the 2011 Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date of the 2020 Plan will become available for issuance under the 2020 Plan.

2011 Equity Incentive

Prior to the closing of its IPO, the Company maintained the 2011 Plan, pursuant to which the Company made grants of non-qualified stock options to eligible employees and other service providers.

Stock Options

During the years ended December 31, 2020 and 2019, the Company granted options with an aggregate fair value of $1,466,644 and $1,650,487, respectively, which are being amortized to expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2018	2,822,796	$1.01	8.19
Granted	546,348	5.57	5.65
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2019	3,369,144	1.75	7.78
Granted	227,300	10.00	6.98
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2020	3,596,444	2.27	7.73
Exercisable at December 31, 2020	3,274,444	1.68	7.84
Vested or expected to vest at December 31, 2020	3,596,444	2.27	7.73

As of December 31, 2020, the intrinsic value of options outstanding at December 31, 2020 was $17.6 million and the intrinsic value of options exercisable at December 31, 2020 was $17.4 million.  Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2020 and the exercise price of each in the money stock option award.

There were no options to purchase stock that vest upon the achievement of performance conditions at December 31, 2020.

The weighted-average fair values of options granted in the years ended December 31, 2020 and 2019 were $6.45 and $3.02, per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2020	2019
Weighted-average risk-free interest rate	0.32%	1.79%
Expected dividend yield	0.00%	0.00%
Expected volatility	87.63%	71.84%
Expected terms	4.44 years	4.14 years

The total fair values of stock options that vested during the years ended December 31, 2020 and 2019 were $573,695 and $1,436,608, respectively.

As of December 31, 2020, there was $1,709,426 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.72 years as of December 31, 2020.

Restricted Stock Units

During the years ended December 31, 2020 and 2019, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2020	2019
Research and development	$261,492	$268,751
Selling, general and administrative	312,203	1,167,857
Total stock-based compensation expense	$573,695	$1,436,608

7.   Warrants

On January 1, 2019, the Company issued a seven-year warrant to a service provider to purchase 20,533 shares of the Company’s common stock with an exercise price of $4.79 per share. The warrants vested immediately. The Company received legal services, as needed, during 2019 under an unwritten agreement with the service provider. The warrants are classified within stockholders’ equity at their fair value and were treated as a standalone instrument. The fair value of the warrant was determined to be $82,141 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is recorded in selling, general and administrative expenses for the year ended December 31, 2019.

On March 31, 2020, the Company issued a warrant to purchase up to 26,225 shares of its stock to one of its consultants in exchange for legal services, as needed, during 2020. The warrant contains a strike price of $5.67 per share and has a seven-year contractual term. The warrant is classified within stockholders’ deficit at its fair value and was treated as a standalone instrument. The grant date fair value of the warrant was determined to be $101,478 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is all included in selling, general and administrative expenses for the year ended December 31, 2020.

From February to June 2019, the Company issued a series of seven-year warrants to purchase a total of 31,470 shares of the Company’s common stock to the six members of its scientific advisory board (“SAB”) in consideration of their service as SAB members. Each member received a warrant to purchase 5,245 shares under the same form of warrant. The exercise price is $5.57 per share and the warrants vested immediately upon issuance. The warrants are classified within stockholders’ equity at their fair value and were treated as a standalone instrument. The fair value of the 31,470 warrants was determined to be $114,631 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance.  These warrants contained a provision that they would expire on the earlier of seven years from the issuance date or the date of consummation of the sale of the Company’s stock under an SEC registration statement.  The warrants expired early upon consummation of the December 2020 initial public offering.

On August 25, 2020, the Company granted a fully vested warrant to purchase up to 21,854 shares of its common stock to Flagship Consulting, Inc. in connection with consulting services provided to the Company. The warrant is exercisable at a strike price of $5.90 per share and has a contractual term of seven years. The warrant is classified within stockholders’ equity at its fair value as a standalone instrument.  The grant date fair value of the warrant was determined to be $87,597 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is included in selling, general and administrative expenses for the year ended December 31, 2020.

On August 25, 2020, the Company granted a warrant to purchase up to 150,000 shares of its common stock to Flagship Consulting, Inc. in connection with consulting services to be provided to the Company. The warrant is exercisable at a strike price of $5.90 per share and has a contractual term of seven years. The warrant vests in full and becomes exercisable on the first anniversary of the grant date. The warrant is classified within stockholders’ equity at its fair value as a standalone instrument over the vesting period.  The aggregate grant date fair value of the warrant was determined to be $601,245 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and will be included in selling, general and administrative expenses as services are rendered during its 12--month vesting period.  Through December 31, 2020, $210,848 is included in selling, general and administrative expense.

On August 25, 2020, a warrant holder exercised a warrant for 21,854 shares in a net settlement transaction.  The Company issued 13,301 fully paid non-assessable shares of its common stock in connection with this net settled warrant exercise.

No warrants were exercised for the year ended December 30, 2019.

On December 28, 2020, the Company issued a seven-year warrant to purchase up to a total of 102,435 shares of the Company’s common stock with an exercise price of $10.00 per share to certain 2018 investors in consideration for completing the IPO later than March 2019 (the “Late IPO Warrants”). The warrants vested immediately.  The warrants are classified within stockholders’ equity at their fair value and were treated as a standalone instrument. The fair value of the warrant was determined to be $685,441 utilizing the

Black-Scholes-Merton option-pricing model at the time of issuance.  The fair value in the amount of $685,441 is included in selling, general and administrative expenses for the year ended December 31, 2020.

8.   Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Year ended December 31,
	2002	2019
Numerator:
Net loss	$(2,847,894)	$(5,722,983)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	8,212,581	8,180,937
Net loss per share applicable to common stockholders – basic and diluted	$(0.35)	$(0.70)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2020	2019
Options to purchase shares of stock	3,596,444	3,369,144
Warrants to purchase shares of stock	721,913	474,723
Total	4,318,357	3,843,867

9.   Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $7,019,000, which will begin to expire in varying amounts annually beginning in 2030. At December 31, 2020, the Company had state net operating loss carryforwards of approximately $7,038,000. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes, including its 2020 IPO, have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Tax at statutory rate	21.00%	21.00%
State income taxes	5.00%	4.99%
Permanent differences	(0.03)%	(0.09)%
State tax rate change	—	—
Change in valuation allowance	(25.97)%	(25.90)%
Effective tax rate	0.00%	0.00%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$1,826,692	$1,611,887
Stock-based compensation	1,836,905	1,312,200
Total deferred tax assets	3,663,597	2,924,087
Deferred tax asset valuation allowance	(3,663,597)	(2,924,087)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $739,510 and $1,482,369 for the years ended December 31, 2020 and 2019, respectively. The increases in 2020 and 2019 are primarily related to each year’s taxable loss. The Company has no uncertain tax positions at December 31, 2020 and 2019 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

10.   Commitments and Contingencies

Impact of the COVID-19 Pandemic on Our Operations

The novel coronavirus SARS-Cov2, or COVID-19, pandemic is causing significant, industry-wide delays in clinical trials. There are multiple causes of these delays, including reluctance of patients to enroll or continue in trials for fear of exposure to COVID-19, local and regional shelter-in-place orders and regulations that discourage, hamper, or prohibit patient visits, healthcare providers and health systems shifting away from clinical trials toward the acute care of COVID-19 patients and the FDA and other regulators making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to the pandemic.

As a result of the COVID-19 pandemic, commencement of enrollment of our clinical trials may be delayed. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in the Company’s trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of the Company’s trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if the Company’s trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the Company’s trials may be compromised or not accepted by the FDA or other regulatory authorities, which could impact or delay a clinical development program. The Company anticipates that the COVID-19 pandemic may also impact manufacturing and distribution of materials necessary for the conductance of its clinical trials.

Although the Company did not experience a material impact on its operations during the year ended December 31, 2020, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

Operating Leases

In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. Since the end of the one-year initial term on July 31, 2019, the lease continues on a month-to-month basis.

Employment Agreements

2020 CEO Employment Agreement

The Company entered into a written employment agreement with its CEO which became effective upon the closing of the Company’s December 2020 IPO (the “2020 CEO Agreement”). The 2020 CEO Agreement supersedes the 2014 CEO employment agreement in all respects. Under the 2020 CEO Agreement, the CEO serves as the President and Chief Executive Officer of the Company. He receives an annual base salary of $455,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 35% of his annual base salary, based upon achievement of performance goals established by the compensation committee of the board of directors. In addition, upon the completion of the IPO, the CEO was granted a stock option to purchase

100,000 shares of Company common stock under the 2020 Plan which will vest over a three-year period subject to continued employment through each vesting date with an exercise price of $10.00 per share.

2020 CFO Employment Agreement

The Company entered into a written employment agreement with its CFO which became effective upon the closing of the Company’s December 2020 IPO (the “2020 CFO Agreement”). The 2020 CFO Agreement supersedes the 2018 Flagship Agreement in all respects. Under the CFO Agreement, the CFO receives an annual base salary of $375,000 and is eligible to receive a discretionary annual target cash bonus of 30% of the annual base salary.  In addition, upon the completion of the IPO, the CFO was granted a stock option to purchase 100,000 shares of Company common stock under the 2020 Plan which will vest over a three-year period subject to continued employment through each vesting date with an exercise price of $10.00 per share.

2014 CEO Agreement

On April 1, 2014, the Company entered into a written employment agreement (the “2014 CEO Agreement”) with the Company’s CEO at an initial base annual salary of $224,000, subject to adjustment by the board of directors. His base salary for 2020 was $292,800. The CEO Agreement provided an initial 10-year fully vested option to purchase 43,708 shares of stock of the Company at an exercise price of $0.38 per share. For so long as he remains employed by the Company, the Company agrees to grant an annual option to purchase 21,854 shares of stock of the Company at an exercise price equal to the fair market value of the shares at the date of the grant to be vested pro rata in monthly installments over 12 months from the date of the grant. Bonuses, additional stock option grants or other compensation may be awarded from time to time at the sole discretion of the Company’s board of directors. As of December 31, 2019, the CEO has received options to purchase up to 196,685 shares of stock of the Company.

2018 CFO Consulting Agreement

In April 2018, the Company entered into a consulting agreement with Flagship Consulting, Inc. (the “2018 Flagship Agreement”) in connection with CFO consulting services to be rendered to the Company. The agreement provided for $12,500 per month to be paid in cash, with an additional $12,500 per month accruing on a convertible revolving demand promissory note.

Guarantees

As permitted under Delaware law, the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make is unlimited; however, the Company has directors’ and officers’ insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid.

The Company leases office space under a non-cancelable operating lease. The Company has standard indemnification arrangements under the lease that requires it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s lease.

In the ordinary course of business, the Company enters into indemnification agreements with certain suppliers and business partners where the Company has certain indemnification obligations limited to the costs, expenses, fines, suits, claims, demands, liabilities and actions directly resulting from the Company’s gross negligence or willful misconduct, and in certain instances, breaches, violations or nonperformance of covenants or conditions under the agreements.

As of December 31, 2020, and 2019, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

License Agreements

Emory University License Agreements

On June 8, 2010, the Company entered into two license agreements with Emory University, the first for which the Company granted to Emory 393,370 shares of its stock (“License A”), and the second for which the Company granted to Emory 437,078 shares of its stock (“License B”).  The Company recorded $313,500 which represented the fair value of the shares issued as part of the total consideration to Emory for the licenses. The fair value of the shares was determined to be more reliably measurable than the fair value of the consideration received. In exchange, Emory granted the Company and its affiliates an exclusive worldwide sublicensable right and license to practice under certain patent rights and technology to make, have, develop, promote, market, import, export, distribute, offer for sale, sell and otherwise use the licensed products in the field of use anywhere in the world. Unless sooner terminated as provided elsewhere in the agreement, the License A term is the later of 10 years or until the expiration of the patent rights. License B was terminated in May 2013 under the normal course of business. No shares were forfeited or returned and are still owned by Emory.

The Company is required to pay royalties on net sale of products and processes that are covered by the patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to low double digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2020 and 2019, the Company did not incur any milestone fees.

Duke University License Agreement

On June 18, 2010, the Company entered into a license agreement with Duke University (the “Duke License”) pursuant to which Duke granted the Company and its affiliates an exclusive worldwide license to practice under certain patent rights and technology to develop, invent, characterize, make, have made, import, export, distribute, offer for sale, sell and otherwise use the licensed patent rights and technology. Unless sooner terminated as provided elsewhere in the agreement, the Duke License term is the later of 10 years or until the expiration of the patent rights (see below).

As part of the total consideration for the Duke License, in 2010 the Company issued 611,909 shares of its stock to Duke, which the Company recorded at the fair value of the shares in the amount of $247,500. The fair value of the shares was determined to be more reliably measurable than the fair value of the consideration received.

The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to mid-single digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2020 and 2019, the Company did not incur any royalty or milestone fees under the Duke License.

The Duke License was terminated on April 16, 2020 with no termination cost to the Company.

Sphaera Pharma Pte. Ltd.

On March 2, 2012, the Company entered into a collaborative research and development agreement, or the Sphaera Agreement with Sphaera Pharma Pte. Ltd., or Sphaera, to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its pre-existing intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to the Company. On October 5, 2012, the Company and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, the Company has the exclusive right to commercialize 13 of the 24 linkers detailed in the filed patent applications, collectively, the Company Compounds, including the linker attached to Imatinib that comprises the 001Pro oncology product, with the remaining nine linkers owned by Sphaera, collectively, the Sphaera Compounds. Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless the Company abandons the Company Compounds. The Company has notified Sphaera that it does not intend to abandon any of the Company Compounds. The Company currently does not have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company.

As consideration for its services, Sphaera has received a fixed fee of $160,000 and is entitled to the following milestone payments upon achievement of specified milestones:

Milestone Event	Payment
First dosing of patient in US Phase 1 trial	$250,000
US Phase 1 trial completion with endpoints met	500,000
US Phase 2 trial completion with endpoints met	875,000
FDA Approval	4,000,000
Total potential milestone payments	$5,625,000

No milestones have been achieved and, as such, no milestone payments have been made to Sphaera, and the Company does not anticipate that any milestone payments will be made to Sphaera within the next six months. Sphaera is also entitled to royalty payments of a percentage of annual net sales and sublicenses ranging in the mid-single digits.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company. The parties did not contemplate the development of IkT-001Pro as a competitor to the generic Imatinib now on the market. As such, we and Sphaera are re-negotiating our financial obligations to ensure furtherance of the product to market.

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability would include probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. There is no pending litigation involving the Company at this time.

11.   Simple Retirement Account for Employees (the “Simple IRA”)

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. Company contributions under the Simple IRA were $6,580 and $0 for the years ended December 31, 2020 and 2011, respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference. All financial statements;

(2)Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto. Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

(3)The information required by this Item is set forth on the exhibit index of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Kubera North America, Inc., dated October 5, 2018	S-1	333-240036	4.3	07/23/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1A	333-240036	4.4	09/15/2020
4.5	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.6	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.7	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.8	Convertible Revolving Demand Promissory Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated April 3, 2018	S-1	333-240036	4.8	07/23/2020
4.9	Second Convertible Revolving Demand Promissory 2019 Note, issued by Inhibikase Therapeutics, Inc. to Joseph Frattaroli, dated December 31, 2019	S-1	333-240036	4.9	07/23/2020
4.10	Restated Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics Inc. and Milton H. Werner, Ph.D., dated June 13, 2020	S-1/A	333-240036	4.10	09/15/2020
4.11	Fifth Restatement and Amendment to Promissory Note, issued by Inhibikase Therapeutics, Inc. to McDaniel Law Firm, PC, dated June 30, 2020	S-1	333-240036	4.11	07/23/2020
4.12	Warrant, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 25, 2020	S-1/A	333-240036	4.12	09/15/2020
4.13	Warrant, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 25, 2020	S-1/A	333-240036	4.13	09/15/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
4.14	Amended and Restated Second Convertible Revolving Demand Promissory 2020 Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 31, 2020	S-1/A	333-240036	4.14	09/15/2020
4.15	Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated February 5, 2020	S-1/A	333-240036	4.15	09/15/2020
4.16	Letter Agreement to Restated Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated September 11, 2020	S-1/A	333-240036	4.16	09/15/2020
4.17	Convertible Revolving Demand Promissory Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting Inc., dated April 3, 2018	S-1/A	333-240036	4.17	09/15/2020
4.18	Amendment to Promissory Note by and between Inhibikase Therapeutics, Inc. and Flagship Consulting, Inc., dated October 30, 2020	S-1/A	333-240036	4.18	11/03/2020
4.19	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	License Agreement, by and between Inhibikase Therapeutics, Inc. and Emory University, dated June 8, 2010	S-1	333-240036	10.1	07/23/2020
10.2	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.3	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.4#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.5#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020
10.6#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated April 1, 2014	S-1	333-240036	10.6	07/23/2020
10.7#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner Ph.D., effective upon the completion of the Company’s Initial Public Offering	S-1	333-240036	10.7	07/23/2020
10.8#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018	S-1	333-240036	10.8	07/23/2020
10.9	Consulting Agreement, by and between Inhibikase Therapeutics Inc. and Flagship Consulting, Inc., dated April 1, 2018	S-1/A	333-240036	10.9	09/15/2020
10.10	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.11	Form of Inhibikase Therapeutics, Inc. Subscription Agreement	S-1	333-240036	10.10	07/23/2020
10.12	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated July 19, 2018	S-1	333-240036	10.11	07/23/2020
10.13	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated August 31, 2018	S-1	333-240036	10.12	07/23/2020
10.14	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated June 15, 2018	S-1	333-240036	10.13	07/23/2020
10.15	Lease Agreement, dated June 5, 2020, by and between Inhibikase Therapeutics, Inc. and Regus Management Group, LLC	S-1	333-240036	10.14	07/23/2020
10.16	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
21.1	Subsidiaries of the Registrant					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(#)	A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.
(*)

Certain of the agreements filed as exhibits contain representations and warranties made by the parties thereto. The assertions embodied in such representations and warranties are not necessarily assertions of fact, but a mechanism for the parties to allocate risk. Accordingly, investors should not rely on the representations and warranties as characterizations of the actual state of facts or for any other purpose at the time they were made or otherwise.

(**)	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 31, 2021	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MILTON H. WERNER, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Milton H. Werner, Ph.D.

/s/ JOSEPH FRATTAROLI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2021
Joseph Frattaroli

/s/ ELIZABETH O’FARRELL	Director	March 31, 2021
Elizabeth O’Farrell

/s/ ROY FREEMAN, M.D.	Director	March 31, 2021
Roy Freeman, M.D.

/s/ PAUL GRINT, M.D.	Director	March 31, 2021
Paul Grint, M.D.

/s/ DENNIS BERMAN	Director	March 31, 2021
Dennis Berman

E-4