Form 10-Q
period 2021-03-31
Inhibikase Therapeutics, Inc.
filed 2021-05-17
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-39676

INHIBIKASE THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	26-3407249
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3350 Riverwood Parkway SE, Suite 1900 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 392-3419

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	IKT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2021, the registrant had 10,059,849 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Inhibikase Therapeutics, Inc.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)	(Note 3)
Assets
Current assets:
Cash	$9,609,631	$13,953,513
Grants receivable	332,774	—
Prepaid research and development	712,674	774,356
Prepaid expenses and other current assets	1,216,173	54,837
Total	11,871,252	14,782,706
Deferred offering costs	2,783	—
Total assets	$11,874,035	$14,782,706
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$715,016	$1,720,680
Accrued expenses and other current liabilities	627,399	632,934
Deferred revenue	1,251,349	2,325,741
Notes payable	994,789	42,534
Total	3,588,553	4,721,889
Notes payable, net of current portion	248,911	276,461
Total liabilities	3,837,464	4,998,350
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021, and December 31, 2020; 0 shares issued and outstanding at March 31, 2021, and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized; 10,059,849 and 10,050,849 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively.	10,060	10,051
Additional paid-in capital	25,695,203	24,805,929
Accumulated deficit	(17,668,692)	(15,031,624)
Total	8,036,571	9,784,356
Total liabilities and stockholders’ equity	$11,874,035	$14,782,706

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Grant revenue	$1,407,165	$270,787
Total revenue	1,407,165	270,787
Costs and expenses:
Research and development	2,431,860	283,114
Selling, general and administrative	1,600,576	527,688
Total costs and expenses	4,032,436	810,802
Loss from operations	(2,625,271)	(540,015)
Interest expense	(11,797)	(7,425)
Net loss	$(2,637,068)	$(547,440)
Net loss per share – basic and diluted	$(0.26)	$(0.07)
Weighted-average number of common shares – basic and diluted	10,053,949	8,181,734

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	591,124	—	591,124
Warrant expense	—	—	237,768	—	237,768
Issuance of common stock	9,000	9	60,382	—	60,391
Net loss	—	—	—	(2,637,068)	(2,637,068)
Balance at March 31, 2021	10,059,849	$10,060	$25,695,203	$(17,668,692)	$8,036,571

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	8,180,937	$8,181	$7,685,533	$(12,183,730)	$(4,490,016)
Stock-based compensation expense	—	—	139,758	—	139,758
Issuance of warrants	—	—	190,993	—	190,993
Issuance of common stock	874	1	4,870	—	4,871
Net loss	—	—	—	(547,440)	(547,440)
Balance at March 31, 2020	8,181,811	$8,182	$8,021,154	$(12,731,170)	$(4,701,834)

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(2,637,068)	$(547,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	591,124	139,758
Non-cash consulting fees	60,391	37,500
Non-cash PPP loan forgiveness	(27,550)	—
Warrant expense	237,768	190,993
Changes in operating assets and liabilities:
Grants receivable	(332,774)	—
Prepaid expenses and other assets	200,581	3,043
Prepaid research and development	61,682	—
Accounts payable	(1,008,447)	(255,922)
Accrued expenses and other current liabilities	(5,535)	133,684
Deferred revenue	(1,074,392)	42,952
Net cash used in operating activities	(3,934,220)	(255,432)

Financing activities
Proceeds from notes payable	—	245,250
Proceeds from issuance of common stock	—	4,870
Repayments of note payable	(409,662)	—
Net cash provided by (used in) financing activities	(409,662)	250,120
Net decrease in cash	(4,343,882)	(5,312)
Cash at beginning of period	13,953,513	18,457
Cash at end of period	$9,609,631	$13,145
Supplemental disclosures of cash flow information
Cash paid for interest	$11,797	$1,772
Non-cash financing activities
Notes payable settled with new notes payable	$—	$98,419
Insurance premium financing	$1,361,916	$—
PPP loan forgiveness	$27,550	$—
Public offering costs	$2,783	$7,759

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.	Nature of Business

We are  a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or GI.  Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the metabolism of IkT-148009 in human subjects.  IkT-148009 has a half-life of greater than 24 hours, and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive PD.   This has led to an acceleration of the clinical development program by more than 6 months.  Subject to discussions with the FDA, we plan to initiate dosing in a Parkinson’s patient population as part of the Phase 1 MAD study.  Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 Study of IkT-148009 for the treatment of PD.

2.	Liquidity and Going Concern

The Company has recognized recurring losses. At March 31, 2021, the Company had working capital of $8,282,699, an accumulated deficit of $17,668,692, cash of $9,609,631, accounts payable and accrued expenses of $1,342,415 and current notes payable of $994,789. The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.

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

The Company is subject to a variety of risks similar to other early-stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses and general and administrative expenses related to its product candidate programs. The Company anticipates costs and expenses to increase in the future as the Company continues to develop its product candidates.

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

3.	Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2020 balance sheet was derived from December 31, 2020 audited financial statements. Certain information and footnote disclosures normally included in financial  statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2021. The condensed unaudited financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report filed on SEC Form 10-K.

These condensed financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The condensed financial statements have been prepared in conformity with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Concentrations of Credit Risk

For the three months ended March 31, 2021 and 2020, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

4.	Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Accrued consulting	$162,001	$115,405
Accrued legal and professional fees	82,802	383,286
Accrued research and development	378,775	83,491
Accrued interest	499	1,673
Accrued other	3,322	49,079
Total accrued expenses and other current liabilities	$627,399	$632,934

5.	Notes Payable

Note payable outstanding were $1,243,700 and $318,995 at March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021	December 31, 2020
AON	$994,789	$—
Fifth Restated Note	—	42,534
PPP Note	—	27,550
CEO Restated Note	248,911	248,911
Total notes payable	$1,243,700	$318,995

Future principal payments on the notes payable as of March 31, 2021, are as follows:

Year ended December 31,
2021	$994,789
2022	248,911
2023	—
2024	—
2025	—
Total notes payable	$1,243,700

Note Payable to AON

In January 2021, the Company entered into an insurance premium financing and security agreement with AON Premium Finance, LLC (“AON”). Under the agreement, the Company financed $1,361,916 million of certain premiums at a 3.49% annual interest rate. As of March 31, 2021, the outstanding principal of the loan was $994,789 and is included on the balance sheet in Notes payable.  The final payment is due in November 2021.

Revolving Demand Promissory Note

During 2019 and 2020, the Company entered into a series of promissory notes that were renegotiated and partially settled over 2019 and 2020.

On January 1, 2020, the Company issued a note (the “2020 Note”) in the face amount of $103,586 bearing 5.25% APR simple interest as settlement in full on the 2019 Note principal of $98,419 plus accrued interest of $5,167 that matured on January 1, 2020. The 2020 Note was scheduled to mature on January 1, 2021. Upon occurrence of certain conditions including the sale of a division of the Company or upon the date on which the Company closes on certain financings, the due date for some or all of the unpaid principal and accrued and unpaid interest may be accelerated. The Company assessed the terms and features of the 2020 Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 30, 2020, the holder of the 2020 Note and the Company entered into an agreement to settle the 2020 Note early. As full consideration and settlement of the 2020 Note’s June 30, 2020 principal balance plus accrued and unpaid interest in the amount of $106,334, the Company issued a new promissory note to the holder in the amount of $42,534 (the “Fifth Restated Note”) with substantially similar terms as the 2020 Note.  In addition, the holder subscribed for the purchase of 11,594 unregistered shares of the Company’s common stock at a subscription price of $63,800, or $5.50 per share. The issuance of shares under the subscription agreement and the issuance of the Fifth Restated Note satisfied the payoff of the 2020 Note without premium or discount.  The balance of the Fifth Restated Note was $42,534 on December 31, 2020 and is included in Notes payable.

The Fifth Restated Note was scheduled to mature on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, or January 1, 2021. The Company consummated its IPO on December 28, 2020 and the principal balance of the Fifth Restated Note plus accrued and unpaid interest was settled in full in cash on January 1, 2021.

Note Payable to CEO

On February 5, 2020 (the “Issue Date”), the Company issued a note payable to its CEO (the “CEO Note”) in the face amount of $245,250 bearing 1.59% APR simple interest in exchange for cash. The net proceeds of $245,250 were used as working capital by the Company. The note carried an original maturity of the earlier of the sixth month following the Issue Date or the date the Company has sufficient funds to repay the CEO Note.  If an event of default occurs and is continuing, the Company agrees to issue a warrant to the holder with a strike price of $4.87 per share for a number of shares equal to 150% of the value of the loan.  The Company assessed the terms and features of the CEO Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extends the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of its initial public offering.  The principal balance of the CEO Note was $248,911 at March 31, 2021 and at December 31, 2020 and is included on the balance sheets in Notes payable, net of current portion.

The Payroll Protection Program Loan (the “PPP Loan”)

On May 4, 2020 the Company received $27,550 in loan proceeds as part of the Federal CARES Act Paycheck Protection Program (the “PPP Act” or “PPP”) with a 1% annual interest rate. Some or all of this loan qualified for forgiveness if the Company expended not less than 60% of the loan proceeds on qualified payroll costs.  During the three months ended March 31, 2021, it was determined by the lender and by the Small Business Administration that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven.   The $27,550 principal balance of the PPP Loan at December 31, 2020 is included on the balance sheet in Notes payable, net of current portion.

6.	Stockholders’ Deficit

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. A total of 4,386,985 and 4,318,357 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants as of March 31, 2021 and December 31, 2020, respectively.

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

During the three months ended March 31, 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services.  The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  The $60,391 fair value is a component of selling, general and administrative costs for the three months ended March 31, 2021.

7.	Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the three months ended March 31, 2021  the Company granted 68,628 options to its scientific advisory board members with a strike price of $6.82 per share, vesting immediately, with an aggregate grant date fair value of $259,674. No options were granted during the three months ended March 31, 2020.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended March 31,
	2021	2020
Research and development	$368,495	$65,020
Selling, general and administrative	222,629	74,738
Total stock-based compensation expense	$591,124	$139,758

8.	Warrants

Warrants Issued

On March 31, 2020, the Company issued a warrant to purchase up to 26,225 shares of its stock to one of its consultants in exchange for services. The warrant contains a strike price of $5.67 per share and has a seven-year contractual term. The warrant is classified within stockholders’ equity at its fair value and was treated as a standalone instrument. The fair value of the warrant was determined to be $101,478 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is included in selling, general and administrative expenses for the three months ended March 31, 2020.  There were no warrants issued during the three months ended March 31, 2021.  The company recognized $237,768 in warrant expense for the three months ended March 31, 2021 included in selling, general and administration expense.

Warrants Exercised

No warrants were exercised for the three months ended March 31, 2021 and 2020.

9.	Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(2,637,068)	$(547,440)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	10,053,949	8,181,734
Net loss per share applicable to common stockholders – basic and diluted	$(0.26)	$(0.07)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2021	2020
Options to purchase shares of stock	3,665,072	3,369,144
Warrants to purchase shares of stock	721,913	474,723
Total	4,386,985	3,843,867

10.	Income Taxes

During the three months ended March 31, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against  its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

11.	Commitments and Contingencies

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

Although the Company did not experience a material impact on its operations during the three months ended March 31, 2021 and 2020, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on From 10-Q (“Report”). This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

Overview

We are a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or GI.  Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the metabolism of IkT-148009 in human subjects.  IkT-148009 has a half-life of greater than 24 hours, and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease.   This has led to an acceleration of the clinical development program by more than 6 months.  Subject to discussions with the FDA, we plan to initiate dosing in a Parkinson’s patient population as part of the Phase 1 MAD study.  Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 Study of IkT-148009 for the treatment of PD.

Our Programs

Our portfolio is focused on developing protein kinase inhibitors to treat PD in the brain and GI tract that arise from dysfunctional alpha-synuclein in PD patients.  Using IkT-148009, we intend to clinically evaluate the impact of c-Abl inhibition on newly diagnosed PD patients, patients early in the course of PD, and PD patients with GI complications.  We are pursuing clinical development using a sequential Phase 1/ Phase 2 development approach, with the details of the Phase 2 studies subject to agreements with the FDA regarding trial design and the outcome of the Phase 1 clinical trial.  The Phase 1/Phase 2 development program, subject to FDA approval, would be followed with one or more Phase 3 clinical trials that we believe could lead to completion of the clinical development program in 2023 or 2024.  IkT-148009 is intended to treat PD in treatment-naïve and early-stage PD patients, along with GI complications such as difficulty in swallowing, or dysphagia, and for treatment of neurogenic constipation.

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML.  Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib.  A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug.  Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML.  In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers.  We remain on track to submit an IND to initiate clinical development for IkT-001Pro in the third quarter of 2021.  Subject to future FDA agreements related to the clinical protocol design and execution of the clinical development program and additional funding, we believe that clinical development of IkT-001Pro could possibly be completed in 2022.  We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval.  This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound.  Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application.  Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance.  If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

Additional research programs will seek to develop medications for other alpha-synuclein-related diseases, specifically Dementia with Lewy Body, or DLB, and Multiple System Atrophy, or MSA, as well as our programs in anti-infectives that target host-factors to block viral or bacterial infections in the brain with a single agent at fixed dose.  Our first application intends to treat infectious disease by suppressing John Cunningham virus, or JCV, virus infection, the cause of Progressive Multifocal Leukoencephalopathy, or PML.

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

We expect to incur additional expenses as compared to when we were a private company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase our administrative headcount when operating as a public company and as we advance our product candidates through clinical development, which will also likely require us to increase our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	Three Months Ended March 31,		Change
	2021	2020	($)	(%)
Grant revenue	$1,407,165	$270,787	$1,136,378	419.7
Research and development	(2,431,860)	(283,114)	(2,148,746)	759.0
Selling, general and administrative	(1,600,576)	(527,688)	(1,072,888)	203.3
Loss from operations	(2,625,271)	(540,015)	(2,085,256)	(386.1)
Interest expense, net	(11,797)	(7,425)	(4,372)	58.9
Net loss	$(2,637,068)	$(547,440)	$(2,089,628)	(381.7)

Grant Revenue

Grant revenue for the three months ended March 31, 2021, increased by $1,136,378 or 420% to $1,407,165 from $270,787 in the prior year comparable period. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trials which did not result in grant revenue.  The Company is utilizing its increased resources in 2021 to carry on its Phase I clinical trials in addition to its grant research activity.

Research and Development

Research and development expenses increased by $2,148,746 or 759% to $2,431,860 from $283,114 in the prior year comparable period. The increase was driven by a $1.1 million increase in grant related research expenditures and a $0.8 million increase in non-grant related research.  The non-grant related research was expended primarily in connection with the Company’s Phase I PD clinical trials.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1,072,888 or 203% to $1,600,576 from $527,688 in the prior year comparable period. The increase was primarily the result of increased non-cash stock compensation expense of $0.5 million, increased director and officer’s liability insurance of $0.4 million related to the Company’s initial public offering in December 2020, increased legal fees, board fees, investor relation and consulting fees of $0.3 million relating to operating as a public company registrant since December 2020 and a net increase of $0.1 million for other normal operating expenses.

Interest Expense

Interest expense increased by $4,372 or 59% to $11,797 from $7,425 in the prior year comparable period. The increase was driven by financing of insurance premiums during the three months ended March 31, 2021.   The Company experienced normal but significant increases in insurance premiums during the first three months of 2021 after its December 31, 2020 initial public offering.   In the prior year comparable period insurance premiums were not financed.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2021, we have funded our operations primarily through private, state and federal contracts and grants. From our inception through March 31, 2021, we generated aggregate cash proceeds of approximately $20.4 million from private, state and federal contracts and grants, $1.4 million in equity sales of unregistered common stock and $14.6 million in net proceeds from our December 2020 initial public offering.

At March 31, 2021, the Company had working capital of $8,282,699, an accumulated deficit of $17,668,692, cash of $9,609,631, accounts payable and accrued expenses of $1,342,415 and $994,789 of short-term notes payable. The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 initial public offering, we are incurring additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $17,668,692 at March 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $8,282,699 at March 31, 2021 and active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.  The Company intends to raise additional working capital in order to carry on its operations and current clinical trials through the date that is 12 months from the filing of this Report. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

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

The expected use of the net proceeds from the December 2020 initial public offering represents our intentions based upon our current plans and business conditions. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(3,934,220)	$(255,432)

Net cash provided by (used in) financing activities	(409,662)	250,120
Net decrease in cash	$(4,343,882)	$(5,312)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2021, totaled $3,934,220, and consisted primarily of a net loss of $2,637,068 adjusted for non-cash stock compensation of  $591,124, non-cash warrant expense of $237,768, non-cash consulting fees of $60,391, non-cash PPP loan forgiveness of $27,550, a decrease of $61,682 in prepaid research and development, an increase in prepaid expenses and other assets of $200,581, a decrease in accrued expenses and other current liabilities of $5,535, a decrease in accounts payable of $1,008,447 and a decrease in deferred revenue of $1,074,392 and an increase in grants receivable of $332,774.

Net cash flows used in operating activities for the three months ended March 31, 2020, totaled $255,432, and consisted primarily of a net loss of $547,440 adjusted for non-cash stock compensation of  $139,758, non-cash warrant expense of $190,993, non-cash consulting fees of $37,500, a decrease in prepaid expenses of $3,043, a decrease in accounts payable of $255,922, an increase in accrued expenses of $133,684, and an increase in deferred revenue of $42,952.

Cash Provided by (Used in) Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2021, totaled $409,662, which represented repayments of notes payable.

Net cash flows provided by financing activities for the three months ended March 31, 2020, totaled $250,120, which consisted of proceeds of $245,250 from the issuance of note payable and $4,870 from the issuance of common stock.

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

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or US GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included elsewhere in this Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There was not any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its common stock in exchange for consulting services.  All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inhibikase Therapeutics, Inc.

Date: May 17, 2021	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)