Form 10-Q
period 2021-06-30
Inhibikase Therapeutics, Inc.
filed 2021-08-16
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 25,133,345 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)	(Note 3)
Assets
Current assets:
Cash	$46,836,556	$13,953,513
Grants receivable	586,581	—
Prepaid research and development	958,779	774,356
Prepaid expenses and other current assets	833,963	54,837
Total assets	$49,215,879	$14,782,706
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$897,226	$1,720,680
Accrued expenses and other current liabilities	872,771	632,934
Deferred revenue	142,619	2,325,741
Notes payable	—	42,534
Total	1,912,616	4,721,889
Notes payable, net of current portion	248,911	276,461
Total liabilities	2,161,527	4,998,350
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021, and December 31, 2020; 0 shares issued and outstanding at June 30, 2021, and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized; 25,133,345 and 10,050,849 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively.	25,134	10,051
Additional paid-in capital	67,334,089	24,805,929
Accumulated deficit	(20,304,871)	(15,031,624)
Total	47,054,352	9,784,356
Total liabilities and stockholders' equity	$49,215,879	$14,782,706

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$1,363,037	$219,585	$2,770,202	$490,372
Total revenue	1,363,037	219,585	2,770,202	490,372
Costs and expenses:
Research and development	2,382,433	263,175	4,814,293	546,289
Selling, general and administrative	1,608,972	370,331	3,209,548	898,019
Total costs and expenses	3,991,405	633,506	8,023,841	1,444,308
Loss from operations	(2,628,368)	(413,921)	(5,253,639)	(953,936)
Interest expense	(7,811)	(7,948)	(19,608)	(15,373)
Net loss	$(2,636,179)	$(421,869)	$(5,273,247)	$(969,309)
Net loss per share – basic and diluted	$(0.22)	$(0.05)	$(0.47)	$(0.12)
Weighted-average number of common shares – basic and diluted	12,241,935	8,181,938	11,153,986	8,181,836

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	591,124	—	591,124
Warrant expense	—	—	237,768	—	237,768
Issuance of common stock	9,000	9	60,382	—	60,391
Net loss	—	—	—	(2,637,068)	(2,637,068)
Balance at March 31, 2021	10,059,849	$10,060	$25,695,203	$(17,668,692)	$8,036,571
Stock-based compensation expense	—	—	322,483	—	322,483
Warrant expense	—	—	239,415	—	239,415
Issuance of common stock, follow on offering	15,000,000	15,000	41,120,357	—	41,135,357
Issuance of common stock, stock options exercised	73,496	74	(43,369)	—	(43,295)
Net loss	—	—	—	(2,636,179)	(2,636,179)
Balance at June 30, 2021	25,133,345	$25,134	$67,334,089	$(20,304,871)	$47,054,352

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	8,180,937	$8,181	$7,685,533	$(12,183,730)	$(4,490,016)
Stock-based compensation expense	—	—	139,758	—	139,758
Warrent expense	—	—	190,993	—	190,993
Issuance of common stock	874	1	4,870	—	4,871
Net loss		—	—	(547,440)	(547,440)
Balance March 31, 2020	8,181,811	$8,182	$8,021,154	$(12,731,170)	$(4,701,834)
Stock-based compensation expense	—	—	139,759	—	139,759
Issuance of warrants	—	—	89,515	—	89,515
Conversion of notes	11,594	11	63,789	—	63,800
Net loss	—	—	—	(421,869)	(421,869)
Balance at June 30, 2020	8,193,405	$8,193	$8,314,217	$(13,153,039)	$(4,830,629)

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(5,273,247)	$(969,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	913,607	279,517
Non-cash consulting fees	60,391	75,000
Non-cash PPP loan forgiveness	(27,550)	—
Warrant expense	477,183	280,509
Changes in operating assets and liabilities:
Grants receivable	(586,581)	—
Prepaid expenses and other assets	(779,126)	(5,640)
Prepaid research and development	(184,423)	—
Accounts payable	(837,705)	(211,076)
Accrued expenses and other current liabilities	239,837	209,149
Deferred revenue	(2,183,122)	83,508
Net cash used in operating activities	(8,180,736)	(258,342)

Financing activities
Proceeds from notes payable	—	272,800
Proceeds from issuance of common stock	41,149,608	4,870
Deferred initial public offering costs	—	(30,000)
Issuance of common stock from exercise of stock options	34,357	—
Payment of employee taxes in connection with stock option exercise	(77,652)	—
Repayments of note payable	(42,534)	—
Net cash provided by financing activities	41,063,779	247,670
Net increase (decrease) in cash	32,883,043	(10,672)
Cash at beginning of period	13,953,513	18,457
Cash at end of period	$46,836,556	$7,785
Supplemental disclosures of cash flow information
Cash paid for interest	$19,608	$3,132
Non-cash financing activities
Notes payable settled with new notes payable	$—	$42,534
Notes payable settled with common stock	$—	$63,800
PPP loan forgiveness	$27,550	$—
Accrued deferred initial public offering costs	$—	$303,417

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.	Nature of Business

Inhibikase Therapeutics, Inc. (the “Company”, “we” or “our”)  is a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or GI.  Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the metabolism of IkT-148009 in human subjects.  Outcomes of this study have led to an acceleration of the clinical development program by more than 6 months.  In July 2021, the U.S. Food and Drug Administration (“FDA”) agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients.  We plan to initiate dosing in a Parkinson’s patient population in the third quarter of 2021.  Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD.  Clinical development of the Company’s lead oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of Company’s Investigational New Drug application for IkT-001Pro in the third quarter of 2021.

2.	Liquidity and Going Concern

The Company has recognized recurring losses. At June 30, 2021, the Company had working capital of $47,303,263, an accumulated deficit of $20,304,871, cash of $46,836,556, accounts payable and accrued expenses of $1,769,997 and notes payable of $248,911. The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its underwritten public offering (the “June 2021 Offering”) and its initial public offering (“IPO”), respectively.

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

The Company estimates that its working capital at June 30, 2021 is sufficient to fund its normal operations into the first half of fiscal 2023.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

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

These condensed financial statements have been prepared on the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The condensed financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The condensed financial statements have been prepared in conformity with US GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentrations of Credit Risk

For the three months ended June 30, 2021 and 2020, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Revenue Recognition

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships.  The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).  Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s condensed statements of operations. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant.  Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before the grants are received.

4.	Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Accrued consulting	$222,525	$115,405
Accrued legal and professional fees	—	383,286
Accrued research and development	542,189	83,491
Accrued interest	653	1,673
Accrued bonuses	101,907	—
Accrued other	5,497	49,079
Total accrued expenses and other current liabilities	$872,771	$632,934

5.	Notes Payable

Notes payable outstanding were $248,911 and $318,995 at June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021	December 31, 2020
Fifth Restated Note	$—	$42,534
PPP Note	—	27,550
CEO Restated Note	248,911	248,911
Total notes payable	$248,911	$318,995

Future principal payments on the notes payable as of June 30, 2021, are as follows:

Year ending December 31,
2021	$—
2022	248,911
2023	—
2024	—
2025	—
Total notes payable	$248,911

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

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extends the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of its IPO.  The principal balance of the CEO Note was $248,911 at June 30, 2021 and at December 31, 2020 and is included on the condensed balance sheets in Notes payable, net of current portion.

The Payroll Protection Program Loan (the “PPP Loan”)

On May 4, 2020 the Company received $27,550 in loan proceeds as part of the Federal CARES Act Paycheck Protection Program (the “PPP Act” or “PPP”) with a 1% annual interest rate. Some or all of this loan qualified for forgiveness if the Company expended not less than 60% of the loan proceeds on qualified payroll costs.  During the six months ended June 30, 2021, it was determined by the lender and by the Small Business Administration that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven.   The $27,550 principal balance of the PPP Loan at December 31, 2020 is included on the condensed balance sheet in Notes payable, net of current portion.

6.	Stockholders’ Deficit

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. A total of 5,186,570 and 4,318,357 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants as of June 30, 2021 and December 31, 2020, respectively.

Reverse Stock Split

On August 20, 2020, the board of directors adopted resolutions proposing that each 1.14396 shares of the Company’s issued and outstanding common stock, par value $0.001 per share, be automatically converted into one fully paid and non-assessable share of common stock, par value $0.001 (the “Reverse Stock Split”) with cash in lieu of fractional shares. On August 21, 2020, shareholders representing a majority of the issued and outstanding common stock approved the Reverse Stock Split. On August 21, 2020, the Company filed with the Delaware Secretary of State its Certificate of Amendment to its Certificate of Incorporation, effective as of August 24, 2020.

Share Issuances

In January 2020, an accredited investor subscribed for, and the Company issued, 874 shares of its stock in a private placement transaction at a per share price of $5.57. Net proceeds were approximately $4,870. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

During the six months ended June 30, 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services.  The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.  The $60,391 fair value is a component of selling, general and administrative costs for the six months ended June 30, 2021.

During the six months ended June 30, 2020 the Company issued 73,496 shares of its stock in connection with the exercise of non-qualified stock options.

In connection with the June 2021 Offering, the Company issued and sold 15,000,000 fully paid non-assessable shares of its common stock at a public offering price of $3.00 per share.  Proceeds from the June 2021 Offering were $41.1 million after deducting offering costs, underwriting discounts and commissions of approximately $3.9 million.  The net proceeds are and will be used as working capital by the Company.

7.	Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Equity Incentive Plan (the “2020 Plan”) was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the six months ended June 30, 2021, the Company granted 68,628 options to its scientific advisory board members with a strike price of $6.82 per share, vesting immediately, with an aggregate grant date fair value of $259,674. No options were granted during the six months ended June 30, 2020.

On June 25, 2021, the Company granted a total of 90,708 options to members of its board of directors with a strike price of $2.92 per share, vesting one year from the date of the grant, with an aggregate grant date fair value of $160,000.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Six Months Ended June 30,
	2021	2020
Research and development	$480,415	$130,041
Selling, general and administrative	433,192	149,476
Total stock-based compensation expense	$913,607	$279,517

8.	Warrants

Warrants Issued

On March 31, 2020, the Company issued a warrant to purchase up to 26,225 shares of its stock to one of its consultants in exchange for services. The warrant contains a strike price of $5.67 per share and has a seven-year contractual term. The warrant is classified within stockholders’ equity at its fair value and was treated as a standalone instrument. The fair value of the warrant was determined to be $101,478 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is included in selling, general and administrative expenses for the six months ended June 30, 2020.  There were no warrants issued during the six months ended June 30, 2021.  The Company recognized $237,768 in warrant expense for the six months ended June 30, 2021 included in selling, general and administration expense.

In connection with the June 2021 Offering the Company issued and sold to its underwriters, a warrant to purchase up to 750,000 shares of its common stock for an aggregate purchase price of $100 pursuant to its written agreement with the underwriters.  This warrant is exercisable beginning June 15, 2022 at an initial exercise price of $3.75 per share of common stock.

Warrants Exercised

No warrants were exercised for the three months ended June 30, 2021 and 2020.

9.	Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Six Months Ended June 30,
	2021	2020
Numerator:
Net loss	$(5,273,247)	$(969,309)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	11,153,986	8,181,836
Net loss per share applicable to common stockholders – basic and diluted	$(0.47)	$(0.12)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended June 30,
	2021	2020
Options to purchase shares of stock	3,624,657	3,369,144
Warrants to purchase shares of stock	1,561,913	474,723
Total	5,186,570	3,843,867

10.	Income Taxes

During the six months ended June 30, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

Although the Company did not experience a material impact on its operations during the six months ended June 30, 2021 and 2020, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

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

Forward-Looking Statements

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

Overview

We are a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or GI.  Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the metabolism of IkT-148009 in human subjects.  We enrolled 56 subjects in the Phase 1 study. To date, 42 subjects have received IkT-148009. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease.   This has led to an acceleration of the clinical development program by more than 6 months.  Following agreements with the FDA, we will initiate dosing in a Parkinson’s patient population as part of the Phase 1 MAD study in 3Q21. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 Study of IkT-148009 for the treatment of PD. In support of our clinical development program, we have now completed 3 months of our chronic toxicology program of IkT-148009 in both rats and monkeys. These toxicology studies will continue for 3 additional months in rats and 6 additional months in monkeys. We have also advanced clinical batch manufacturing and pill formulation for our platform prodrug technology involving IkT-001Pro.

Our programs utilize small molecule, oral protein kinase inhibitors to treat PD and its GI complications. We have shown in animal models of progressive disease that IkT-148009 is a brain penetrant Abelson tyrosine kinase, or c-Abl, inhibitor that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, it is unknown whether the disease modification seen in the animal models will occur in the human disease following treatment with IkT-148009.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, the Abelson Tyrosin Kinase c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. c-Abl chemically modifies one of the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to clearance of the toxic form of alpha-synuclein from the affected neurons.

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We intend to submit an IND to initiate clinical development for IkT-001Pro for the treatment of CML in the third quarter of 2021. Subject to future FDA agreements related to the clinical protocol design and execution of the clinical development program and additional funding, we believe that clinical development of IkT-001Pro could possibly be completed in 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. As of the date of this Report, more than $20 million of the Company’s total funding has been received from Private, State and Federal granting agencies, including the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation, with the approximately $55.7 million raised from public offerings of our common stock. Private, State and Federal granting agencies use extensive scientific peer review in deciding which projects to fund that could impact human disease. We believe our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1 study of IkT-148009 in older and elderly healthy subjects, completing the ongoing chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients, completing a Phase 1b extension study of IkT-148009 in Parkinson’s patients and initiating its Phase 2 efficacy study in Parkinson’s patients. Advancement of IkT-148009 into Phase 1b was approved by the FDA July 22, 2021; advancement to proceed with the Phase 2 programs with IkT-148009 is subject to agreement on the protocol to be proposed for these trials. We further intend to advance IkT-001Pro through clinical development, possibly completing clinical development in 2022.

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

At this time, we can only estimate the nature, timing and costs of the efforts that will be necessary to complete the development of, and obtain regulatory approval for, any of our product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from sales or licensing of our product candidates. This is due to the numerous risks and uncertainties associated with drug development, including the uncertainty of:

•	our ability to add and retain key research and development personnel and other key employees;
•	our ability to successfully file investigational new drug (“IND”) and new drug applications (“NDA”) with the FDA;
•	our ability to conduct and commence trials;
•	our ability to establish an appropriate safety profile with IND-enabling toxicology studies;

•	our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•	our successful enrollment in and completion of our current and future clinical trials;
•	the costs associated with the development of any additional product candidates we identify in-house or acquire through collaborations;
•	our ability to discover, develop and utilize biomarkers to demonstrate target engagement, pathway engagement and the impact on disease progression of our molecules;
•	our ability to establish agreements with third-party manufacturers for clinical supply for any future clinical trials and commercial manufacturing, if our product candidates are approved;
•	the terms and timing of any collaboration, license or other arrangement, including the terms and timing of any milestone payments thereunder;
•	our ability to obtain and maintain patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates if and when approved;
•	our receipt of marketing approvals from applicable regulatory authorities;
•	the impact of the outbreak of the novel coronavirus disease, COVID-19, pandemic which has had an adverse impact on our business, including our preclinical studies and clinical trials;
•	our ability to commercialize products, if and when approved, whether alone or in collaboration with others; and
•	the continued acceptable safety profiles of the product candidates following approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended June 30,		Change
	2021	2020	($)	(%)
	(unaudited)
Grant revenue	$1,363,037	$219,585	$1,143,452	520.7
Research and development	(2,382,433)	(263,175)	(2,119,258)	805.3
Selling, general and administrative	(1,608,972)	(370,331)	(1,238,641)	334.5
Loss from operations	(2,628,368)	(413,921)	(2,214,447)	(535.0)
Interest expense, net	(7,811)	(7,948)	137	(1.7)
Net loss	$(2,636,179)	$(421,869)	$(2,214,310)	(524.9)

Grant Revenue

Grant revenue for the three months ended June 30, 2021, increased by $1,143,452 or 521% to $1,363,037 from $219,585 in the prior year comparable period. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trial which did not result in grant revenue.  The Company is utilizing its increased resources in 2021 to carry on its Phase I clinical trials in addition to its grant research activity.

Research and Development

Research and development expenses increased by $2,119,258 or 805% to $2,382,433 from $263,175 in the prior year comparable period. The increase was driven by a $1.0 million increase in grant related research expenditures and a $1.1 million increase in non-grant related research.  The non-grant related research was expended primarily in connection with the Company’s Phase I PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1,238,641 or 335% to $1,608,972 from $370,331 in the prior year comparable period. The increase was primarily the result of increased non-cash stock compensation expense of $0.1 million, increased director and officer’s liability insurance of $0.3 million related to the Company’s IPO in December 2020, increased legal fees, board fees, investor relation and consulting fees of $0.3 million relating to operating as a public company registrant since December 2020 and a net increase of $0.5 million for other normal operating expenses.

Interest Expense

Interest expense decreased by $137 or 2% to $7,811 from $7,948 in the prior year comparable period. The increase was driven by financing of insurance premiums during the three months ended June 30, 2021.   The Company experienced normal but significant increases in insurance premiums during the first three months of 2021 after its December 31, 2020 IPO.   In the prior year, comparable period insurance premiums were not financed.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	For the Six Months Ended June 30,		Change
	2021	2020	($)	(%)
	(unaudited)
Grant revenue	$2,770,202	$490,372	$2,279,830	464.9
Research and development	(4,814,293)	(546,289)	(4,268,004)	781.3
Selling, general and administrative	(3,209,548)	(898,019)	(2,311,529)	257.4
Loss from operations	(5,253,639)	(953,936)	(4,299,703)	450.7
Interest expense, net	(19,608)	(15,373)	(4,235)	27.5
Net loss	$(5,273,247)	$(969,309)	$(4,303,938)	444.0

Grant Revenue

Grant revenue for the six months ended June 30, 2021, increased by $2,279,830 or 465% to $2,770,202 from $490,372 in the prior year comparable period. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trial which did not result in grant revenue.  The Company is utilizing its increased resources in 2021 to carry on its Phase I clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $4,268,004 or 781% to $4,814,293 from $546,289 in the prior year comparable period. The increase was driven by a $2.1 million increase in grant related research expenditures and a $2.1 million increase in non-grant related research.  The non-grant related research was expended primarily in connection with the Company’s Phase I PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2,311,529 or 257% to $3,209,548 from $898,019 in the prior year comparable period. The increase was primarily the result of increased non-cash stock compensation expense of $0.5 million, increased director and officer’s liability insurance of $0.7 million related to the Company’s initial public offering in December 2020, increased legal fees, board fees, investor relation and consulting fees of $0.6 million relating to operating as a public company registrant since December 2020 and a net increase of $0.5 million for other normal operating expenses.

Interest Expense

Interest expense increased by $4,235 or 28% to $19,608 from $15,373 in the prior year comparable period. The increase was driven by financing of insurance premiums during the six months ended June 30, 2021.   The Company experienced normal but significant increases in insurance premiums during the first six months of 2021 after its December 31, 2020, initial public offering.   In the prior year comparable period insurance premiums were not financed.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2021, we have funded our operations primarily through private, state and federal contracts and grants. From our inception through June 30, 2021, we generated aggregate cash proceeds of approximately $20.4 million from private, state and federal contracts and grants.  In addition, in June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its June 2021 Offering and its IPO, respectively.

At June 30, 2021, the Company had working capital of $47,303,263, an accumulated deficit of $20,304,871, cash of $46,836,556, and accounts payable and accrued expenses of $1,769,997  The Company had active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 IPO, we are incurring additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations beyond 2022.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $20,304,871 at June 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

We may seek to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to continue to develop our product candidates.

The Company had working capital of $47,303,263 at June 30, 2021 and active grants in the amount of $1,546,730, of which $772,420 remained available in accounts held by the U.S. Treasury as of April 30, 2021.  The Company estimates that its working capital at June 30, 2021 is sufficient to funds it normal operations into the first half of fiscal 2023.

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

The expected use of the net proceeds from our June 2021 Offering and December 2020 IPO represents our intentions based upon our current plans and business conditions. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(8,180,736)	$(258,342)

Net cash provided by financing activities	41,063,779	247,670
Net increase (decrease) in cash	$32,883,043	$(10,672)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2021, totaled $8,180,736, and consisted primarily of a net loss of $5,273,247 adjusted for non-cash stock compensation of  $913,607, non-cash warrant expense of $477,183, non-cash consulting fees of $60,391, non-cash PPP Loan forgiveness of $27,550, a decrease of $184,423 in prepaid research and development, an increase in prepaid expenses and other assets of $779,126, a decrease in accrued expenses and other current liabilities of $239,837, a decrease in accounts payable of $837,705 and a decrease in deferred revenue of $2,183,122 and an increase in grants receivable of $332,774.

Net cash flows used in operating activities for the six months ended June 30, 2020, totaled $258,342, and consisted primarily of a net loss of $969,309 adjusted for non-cash stock compensation of  $279,517, non-cash warrant expense of $280,509, non-cash consulting fees of $75,000, a decrease in prepaid expenses of $5,640, a decrease in accounts payable of $211,076, an increase in accrued expenses of $209,149, and an increase in deferred revenue of $83,508.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2021, totaled $41,063,779, which primarily consisted of cash flows from capital raise of $41,149,608.

Net cash flows provided by financing activities for the six months ended June 30, 2020, totaled $247,670, which consisted of proceeds of $245,250 from the issuance of a note payable and $4,870 from the issuance of common stock.

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

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third-party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of preclinical studies and consulting services. These costs are a significant component of our research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In May 2021, the Company issued 73,496 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $0.38 per share.  All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 28, 2020.	8-K	3.2	001-39676	12/29/2020
10.1	Underwriting Agreement dated June 15, 2021 by and between Inhibikase Therapeutics, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters listed on Schedule 1 thereto.	8-K	1.1	001-39676	6/16/2021
10.2	Form of Representative’s Warrant Agreement	8-K	4.2	001-39676	6/16/2021
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
*	Filed herewith.
**	Furnished herewith.

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

Inhibikase Therapeutics, Inc.

Date: August 16, 2021	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)