Form 10-Q
period 2021-09-30
Inhibikase Therapeutics, Inc.
filed 2021-11-15
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 25,155,198 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)	(Note 3)
Assets
Current assets:
Cash	$44,845,950	$13,953,513
Grants receivable	217,482	—
Prepaid research and development	264,381	774,356
Prepaid expenses and other current assets	541,388	54,837
Total assets	$45,869,201	$14,782,706
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$553,801	$1,720,680
Accrued expenses and other current liabilities	1,905,010	632,934
Deferred revenue	—	2,325,741
Notes payable	248,911	42,534
Total	2,707,722	4,721,889
Notes payable, net of current portion	—	276,461
Total liabilities	2,707,722	4,998,350
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 100,000,000 and 30,000,000 shares authorized; 25,155,198 and 10,050,849 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively.	25,155	10,051
Additional paid-in capital	67,912,392	24,805,929
Accumulated deficit	(24,776,068)	(15,031,624)
Total	43,161,479	9,784,356
Total liabilities and stockholders' equity	$45,869,201	$14,782,706

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Grant revenue	$328,459	$37,680	$3,098,661	$528,052
Total revenue	328,459	37,680	3,098,661	528,052
Costs and expenses:
Research and development	3,154,553	120,569	7,968,846	666,858
Selling, general and administrative	1,644,946	580,820	4,854,494	1,478,839
Total costs and expenses	4,799,499	701,389	12,823,340	2,145,697
Loss from operations	(4,471,040)	(663,709)	(9,724,679)	(1,617,645)
Interest expense	(157)	(6,890)	(19,765)	(22,263)
Net loss	$(4,471,197)	$(670,599)	$(9,744,444)	$(1,639,908)
Net loss per share – basic and diluted	$(0.18)	$(0.08)	$(0.61)	$(0.20)
Weighted-average number of common shares – basic and diluted	25,143,559	8,198,754	15,868,421	8,187,517

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	591,124	—	591,124
Warrant expense	—	—	237,768	—	237,768
Issuance of common stock	9,000	9	60,382	—	60,391
Net loss	—	—	—	(2,637,068)	(2,637,068)
Balance at March 31, 2021	10,059,849	$10,060	$25,695,203	$(17,668,692)	$8,036,571
Stock-based compensation expense	—	—	322,483	—	322,483
Warrant expense	—	—	239,415	—	239,415
Issuance of common stock, follow on offering	15,000,000	15,000	41,120,357	—	41,135,357
Issuance of common stock, stock options exercised	73,496	74	(43,369)	—	(43,295)
Net loss	—	—	—	(2,636,179)	(2,636,179)
Balance at June 30, 2021	25,133,345	$25,134	$67,334,089	$(20,304,871)	$47,054,352
Stock-based compensation expense	—	—	352,419	—	352,419
Warrant expense	—	—	181,762	—	181,762
Issuance of common stock, stock options exercised	21,853	21	44,122	—	44,143
Net loss	—	—	—	(4,471,197)	(4,471,197)
Balance at September 30, 2021	25,155,198	$25,155	$67,912,392	$(24,776,068)	$43,161,479

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	8,180,937	$8,181	$7,685,533	$(12,183,730)	$(4,490,016)
Stock-based compensation expense	—	—	139,758	—	139,758
Warrant expense	—	—	190,993	—	190,993
Issuance of common stock	874	1	4,870	—	4,871
Net loss		—	—	(547,440)	(547,440)
Balance at March 31, 2020	8,181,811	$8,182	$8,021,154	$(12,731,170)	$(4,701,834)
Stock-based compensation expense	—	—	139,759	—	139,759
Warrant expense	—	—	89,515	—	89,515
Conversion of notes	11,594	11	63,789	—	63,800
Net loss	—	—	—	(421,869)	(421,869)
Balance at June 30, 2020	8,193,405	$8,193	$8,314,217	$(13,153,039)	$(4,830,629)
Stock-based compensation expense	—	—	139,758	—	139,758
Warrant expense	—	—	236,415	—	236,415
Issuance of common stock, cashless warrant exercise	13,301	14	(15)	—	(1)
Net loss	—	—	—	(670,599)	(670,599)
Balance at September 30, 2020	8,206,706	$8,207	$8,690,375	$(13,823,638)	$(5,125,056)

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(9,744,444)	$(1,639,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,266,026	419,275
Non-cash consulting fees	60,391	112,500
Non-cash PPP loan forgiveness	(27,550)	—
Warrant expense	658,945	516,923
Changes in operating assets and liabilities:
Grants receivable	(217,482)	—
Prepaid expenses and other assets	(486,551)	3,218
Prepaid research and development	509,975	—
Accounts payable	(1,166,879)	1,046,755
Accrued expenses and other current liabilities	1,272,076	(1,171,508)
Deferred revenue	(2,325,741)	529,918
Net cash used in operating activities	(10,201,234)	(182,827)

Financing activities
Proceeds from notes payable	—	272,800
Proceeds from issuance of common stock	41,135,357	4,870
Deferred initial public offering costs	—	(97,132)
Issuance of common stock from exercise of stock options	78,500	—
Payment of employee taxes in connection with stock option exercise	(77,652)	—
Repayments of note payable	(42,534)	—
Net cash provided by financing activities	41,093,671	180,538
Net increase (decrease) in cash	30,892,437	(2,289)
Cash at beginning of period	13,953,513	18,457
Cash at end of period	$44,845,950	$16,168
Supplemental disclosures of cash flow information
Cash paid for interest	$19,608	$4,520
Non-cash financing activities
Notes payable settled with new notes payable	$—	$42,534
Notes payable settled with common stock	$—	$63,800
PPP loan forgiveness	$27,550	$—
Accrued deferred initial public offering costs	$—	$1,334,331

See accompanying notes to condensed financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or "PD", and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or GI. Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study ("SAD" and "MAD", respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. Outcomes of this study led to an acceleration of the clinical development program. In July 2021, the U.S. Food and Drug Administration (“FDA”) agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD. Clinical development of the Company’s lead oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of Company’s Investigational New Drug application for IkT-001Pro; submission of the IND is anticipated to occur in the first quarter of 2022. The Company’s pursuit of the orphan indication Multiple System Atrophy is ongoing with regulators in the U.S. and Europe.

2.
Liquidity and Going Concern

The Company has recognized recurring losses. At September 30, 2021, the Company had working capital of $43,161,479, an accumulated deficit of $24,776,068, cash of $44,845,950, accounts payable and accrued expenses of $2,458,811 and notes payable of $248,911. The Company had active grants in the amount of $1,932,618, of which $519,813 remained available in accounts held by the U.S. Treasury as of October 29, 2021.

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

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its working capital at September 30, 2021 is sufficient to fund its normal operations into the first quarter of 2023.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2020 balance sheet was derived from December 31, 2020 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2021. The condensed unaudited financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report filed on SEC Form 10-K.

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

Concentrations of Credit Risk

For the three months ended September 30, 2021 and 2020, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

4.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Accrued consulting	$256,342	$115,405
Accrued legal and professional fees	—	383,286
Accrued research and development	1,483,479	83,491
Accrued interest	811	1,673
Accrued bonuses	152,860	—
Accrued other	11,518	49,079
Total accrued expenses and other current liabilities	$1,905,010	$632,934

5.
Notes Payable

Notes payable outstanding were $248,911 and $318,995 at September 30, 2021 and December 31, 2020, respectively.

	September 30, 2021	December 31, 2020
Fifth Restated Note	$—	$42,534
PPP Note	—	27,550
CEO Restated Note	248,911	248,911
Total notes payable	$248,911	$318,995

Future principal payments on the notes payable as of September 30, 2021, are as follows:

Year ending December 31,
2021	$—
2022	248,911
2023	—
2024	—
2025	—
Total notes payable	$248,911

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

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extends the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note. The Company and its CEO have agreed that the CEO Restated Note will be repaid by the end of first half of 2022. The principal balance of the CEO Note was $248,911 at September 30, 2021 and at December 31, 2020 and is included on the condensed balance sheets in Notes payable at September 30, 2021 and Notes payable, net of current portion at December 31, 2020.

The Paycheck Protection Program Loan (the “PPP Loan”)

On May 4, 2020 the Company received $27,550 in loan proceeds as part of the Federal Coronavirus Aid, Relief and Economic Security Act Paycheck Protection Program (the “PPP Act” or “PPP”) with a 1% annual interest rate. Some or all of this loan qualified for forgiveness if the Company expended not less than 60% of the loan proceeds on qualified payroll costs. During the nine months ended September 30, 2021, it was determined by the lender and by the Small Business Administration that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven. The $27,550 principal balance of the PPP Loan at December 31, 2020 is included on the condensed balance sheet in Notes payable, net of current portion.

6.
Stockholders’ Equity (Deficit)

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. A total of 5,191,957 and 4,318,357 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants as of September 30, 2021 and December 31, 2020, respectively.

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

During the nine months ended September 30, 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services. The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. The $60,391 fair value is a component of selling, general and administrative costs for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020 the Company issued 95,349 shares of its stock in connection with the exercise of non-qualified stock options.

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

Stock Options

During the nine months ended September 30, 2021, the Company granted 68,628 options to its scientific advisory board members with a strike price of $6.82 per share, vesting immediately, with an aggregate grant date fair value of $259,674.

On June 25, 2021, the Company granted a total of 90,708 options to members of its board of directors with a strike price of $2.92 per share, vesting one year from the date of the grant, with an aggregate grant date fair value of $160,000.

On August 16, 2021, the Company granted 27,240 employee stock options with a strike price of $1.79 per share, vesting in three equal annual installments commencing on the first anniversary of the grant date, with a grant date fair value of $50,000.

In May 2021, the Company issued 73,496 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $0.38 per share. All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

In June 2021, the Company issued 21,854 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

In August 2021, the Company issued 21,853 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

No options were granted during the nine months ended September 30, 2020.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Nine Months Ended September 30,
	2021	2020
Research and development	$592,966	$195,061
Selling, general and administrative	673,060	224,214
Total stock-based compensation expense	$1,266,026	$419,275

8.
Warrants

Warrants Issued

On March 31, 2020, the Company issued a warrant to purchase up to 26,225 shares of its stock to one of its consultants in exchange for services. The warrant contains a strike price of $5.67 per share and has a seven-year contractual term. The warrant is classified within stockholders’ equity at its fair value and was treated as a standalone instrument. The fair value of the warrant was determined to be $101,478 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance and is included in selling, general and administrative expenses for the nine months ended September 30, 2020. The Company recognized $658,945 in warrant expense for the nine months ended September 30, 2021, included in selling, general and administration expense.

In connection with the June 2021 Offering the Company issued and sold to its underwriters a warrant to purchase up to 750,000 shares of its common stock for an aggregate purchase price of $100 pursuant to its written agreement with the underwriters. This warrant is exercisable beginning June 15, 2022 at an initial exercise price of $3.75 per share of common stock.

Warrants Exercised

No warrants were exercised for the nine months ended September 30, 2021 and 2020.

9.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Nine Months Ended September 30,
	2021	2020
Numerator:
Net loss	$(9,744,444)	$(1,639,908)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	15,868,421	8,187,517
Net loss per share applicable to common stockholders – basic and diluted	$(0.61)	$(0.20)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Options to purchase shares of stock	3,630,044	3,369,144
Warrants to purchase shares of stock	1,561,913	650,948
Total	5,191,957	4,020,092

10.
Income Taxes

During the nine months ended September 30, 2021 and 2020, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

As a result of the COVID-19 pandemic, commencement of enrollment in our clinical trials may be delayed. In addition, after enrollment in these trials, if patients contract COVID-19 during participation in the Company’s trials or are subject to isolation or shelter-in-place restrictions, this may cause them to drop out of the Company’s trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols. If patients are unable to follow the trial protocols or if the Company’s trial results are otherwise affected by the consequences of the COVID-19 pandemic on patient participation or actions taken to mitigate COVID-19 spread, the integrity of data from the Company’s trials may be compromised or not accepted by the FDA or other regulatory authorities, which could impact or delay a clinical development program. The Company anticipates that the COVID-19 pandemic may also impact manufacturing and distribution of materials necessary for conducting its clinical trials.

Although the Company did not experience a material impact on its operations during the nine months ended September 30, 2021 and 2020, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

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

Overview

We are a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or "PD", and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease and its manifestation in the gastrointestinal tract, or "GI". Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study ("SAD" and "MAD", respectively) in older and elderly healthy volunteers have revealed important insights into the metabolism of IkT-148009 in human subjects. We enrolled 56 subjects in the Phase 1 study. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. Following agreements with the Food and Drug Administration or "FDA", we initiated dosing in a Parkinson’s patient population as part of the Phase 1 MAD study on October 19, 2021. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 Study of IkT-148009 for the treatment of PD. In support of our clinical development program, we have now completed three months of our chronic toxicology program of IkT-148009 in both rats and monkeys and the data was submitted to the FDA in early 4Q21. These toxicology studies have completed three additional months in rats, the statutory requirement, and will complete six additional months in monkeys in mid-4Q21. Completion of these chronic toxicology studies will permit chronic dosing in patients following FDA submission of the data and their review in 1Q22.

We have also advanced our pre-clinical and clinical development program for the Parkinson’s-related disease Multiple Systems Atrophy, or "MSA". We received a grant from the National Institute of Neurological Diseases and Stroke, or "NINDS", an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway. At the same time, we are preparing regulatory submissions to the European Medicines Agency, or "EMA", and to the U.S. FDA to enable a Phase 2a safety and tolerability study in MSA patients across up to 19 sites in the European Union, or "EU", and up to 6 sites in the U.S. The proposed clinical Phase 2a study will have primary endpoints in safety and tolerability and exploratory endpoints in MSA efficacy parameters with 3 month daily dosing at two different doses. While we complete the set-up of the Phase 2a study in MSA, we will complete at least one model study to support advancing IkT-148009 into patients by the third-quarter of 2022. Dosing of patients with MSA will depend on a positive outcome in animal model studies; if IkT-148009 is not a successful therapy in MSA model studies, the Phase 2a clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 with the EMA will be applied to future studies of Parkinson’s Disease efficacy in the EU.

Finally, we have also advanced clinical batch manufacturing and pill formulation for our platform prodrug technology involving IkT-001Pro. The IND for IkT-001Pro has been delayed due to the impurity level in the clinical batch that was slightly higher than the level of this impurity in the toxicology study batch. It is expected that the clinical batch manufacturing will complete in 4Q21 and the IND filed in 1Q22, to include the production of the data package for the final pill formulation.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1 study of IkT-148009 in older and elderly healthy subjects, completing the ongoing chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients, completing a Phase 1b extension study of IkT-148009 in Parkinson’s patients and initiating its Phase 2 efficacy study in Parkinson’s patients. Advancement of IkT-148009 into Phase 1b was approved by the FDA July 22, 2021; advancement to proceed with the Phase 2 programs with IkT-148009 is subject to agreement on the protocol to be proposed for these trials in 4Q21. We further anticipate initiating the Phase 2a clinical study in MSA, subject to a successful model study outcome. Finally, we intend to advance IkT-001Pro through IND filing and initiate clinical development, possibly completing clinical development in 2022.

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
•
our ability to conduct and continue trials;
•
our ability to commence future trials;
•
our ability to establish an appropriate safety profile with IND-enabling toxicology studies;
•
our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates;

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

Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services, investor relations services and other consulting fees. Allocated expenses consist of rent expenses related to our offices in Cambridge, Massachusetts and Atlanta, Georgia not otherwise included in research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended September 30,		Change
	2021	2020	($)	(%)
	(unaudited)
Grant revenue	$328,459	$37,680	$290,779	771.7
Research and development	(3,154,553)	(120,569)	(3,033,984)	2,516.4
Selling, general and administrative	(1,644,946)	(580,820)	(1,064,126)	183.2
Loss from operations	(4,471,040)	(663,709)	(3,807,331)	(573.6)
Interest expense, net	(157)	(6,890)	6,733	(97.7)
Net loss	$(4,471,197)	$(670,599)	$(3,800,598)	(566.7)

Grant Revenue

Grant revenue for the three months ended September 30, 2021, increased by $290,779 or 772% to $328,459 from $37,680 in the prior year comparable period. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trial which did not result in grant revenue. The Company is utilizing its increased working capital and personnel resources in 2021 to carry on its Phase I clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $3,033,984 or 2,516% to $3,154,553 from $120,569 in the prior year comparable period. The increase was driven by a $0.3 million increase in grant related research expenditures and a $2.7 million increase in non-grant related research. The non-grant related research was expended primarily in connection with the Company’s Phase I PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1,064,126 or 183% to $1,644,946 from $580,820 in the prior year comparable period. The increase was primarily the result of increased non-cash stock compensation expense of $0.1 million, increased director and officer’s liability insurance of $0.4 million related to the Company’s IPO in December 2020, increased legal fees, board fees, investor relation and consulting fees of $0.3 million relating to operating as a public company registrant since December 2020 and a net increase of $0.3 million for other normal operating expenses.

Interest Expense

Interest expense decreased by $6,733 or (98)% to $157 from $6,890 in the prior year comparable period. The decrease was driven by a significant decrease in outstanding notes payable which were settled upon completion of the December 2020 IPO. The Company entered into a D&O insurance premium financing agreement during January 2021 which was repaid in full from the proceeds of the June 2020 Offering and no D&O financing interest was incurred for the three months ended September 30, 2021.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	For the Nine Months Ended September 30,		Change
	2021	2020	($)	(%)
	(unaudited)
Grant revenue	$3,098,661	$528,052	$2,570,609	486.8
Research and development	(7,968,846)	(666,858)	(7,301,988)	1,095.0
Selling, general and administrative	(4,854,494)	(1,478,839)	(3,375,655)	228.3
Loss from operations	(9,724,679)	(1,617,645)	(8,107,034)	501.2
Interest expense, net	(19,765)	(22,263)	2,498	(11.2)
Net loss	$(9,744,444)	$(1,639,908)	$(8,104,536)	494.2

Grant Revenue

Grant revenue for the nine months ended September 30, 2021, increased by $2,570,609 or 487% to $3,098,661 from $528,052 in the prior year comparable period. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trial which did not result in grant revenue. The Company is utilizing its working capital and personnel resources in 2021 to carry on its Phase I clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $7,301,988 or 1,095% to $7,968,846 from $666,858 in the prior year comparable period. The increase was driven by a $2.4 million increase in grant related research expenditures and a $4.9 million increase in non-grant related research. The non-grant related research and development was expended primarily in connection with the Company’s ongoing Phase I PD clinical trial which commenced in 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,375,655 or 228% to $4,854,494 from $1,478,839 in the prior year comparable period. The increase was primarily the result of increased non-cash stock compensation expense of $0.6 million, increased director and officer’s liability insurance of $1.1 million related to the Company’s initial public offering in December 2020, increased legal fees, board fees, investor relation and consulting fees of $0.9 million relating to operating as a public company registrant since December 2020, administrative wages of $0.4 million and a net increase of $0.4 million for other normal operating expenses.

Interest Expense

Interest expense decreased by $2,498 or (11)% to $19,765 from $22,263 in the prior year comparable period. The net decrease was driven by a significant decrease in outstanding notes payable which were settled upon completion of the December 2020 IPO, partially offset by interest expense incurred during 2021 in connection with D&O insurance premium financing. The D&O insurance premium loan was repaid in full from the proceeds of the June 2021 Offering. In the 2020 comparable period insurance premiums were not significant, prior to the December 2020 IPO, and were not financed.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through September 30, 2021, we generated aggregate cash proceeds of approximately $23.5 million from private, state and federal contracts and grants. In June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its June 2021 Offering and its IPO, respectively.

At September 30, 2021, the Company had working capital of $43,161,479, an accumulated deficit of $24,776,068, cash of $44,845,950, and accounts payable and accrued expenses of $2,458,811 The Company had active grants in the amount of $1,932,618, of which $519,813 remained available in accounts held by the U.S. Treasury as of October 29, 2021.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 IPO, we are incurring additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations beyond the first quarter of 2023.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $24,776,068 at September 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $43,161,479 at September 30, 2021 and active grants in the amount of $1,932,618, of which $519,813 remained available in accounts held by the U.S. Treasury as of October 29, 2021. The Company estimates that its working capital at September 30, 2021 is sufficient to fund its normal operations into the first quarter of 2023.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(10,201,234)	$(182,827)

Net cash provided by financing activities	41,093,671	180,538
Net increase (decrease) in cash	$30,892,437	$(2,289)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2021, totaled $10,201,234, and consisted primarily of a net loss of $9,744,444 adjusted for non-cash stock compensation of $1,266,026, non-cash warrant expense of $658,945, non-cash consulting fees of $60,391, non-cash PPP Loan forgiveness of $27,550, a decrease of $509,975 in prepaid research and development, an increase in prepaid expenses and other assets of $486,551, an increase in accrued expenses and other current liabilities of $1,272,076, a decrease in accounts payable of $1,166,879 , a decrease in deferred revenue of $2,325,741 and an increase in grants receivable of $217,482.

Net cash flows used in operating activities for the nine months ended September 30, 2020, totaled $182,827, and consisted primarily of a net loss of $1,639,908 adjusted for non-cash stock compensation of  $419,275, non-cash warrant expense of $516,923, non-cash consulting fees of $112,500, a decrease in prepaid expenses of $3,218, an increase in accounts payable of $1,046,755, a decrease in accrued expenses of $1,171,508, and an increase in deferred revenue of $529,918.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2021, totaled $41,093,671, which primarily consisted of cash flows from capital raise of $41,149,608.

Net cash flows provided by financing activities for the nine months ended September 30, 2020, totaled $180,538, which consisted of proceeds of $272,800 from the issuance of notes payable, $4,870 from the issuance of common stock partially offset by deferred IPO costs of $97,132.

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

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third-party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of clinical studies, preclinical studies and consulting services. These costs are a significant component of our research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In August 2021, the Company issued 21,853 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

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

Inhibikase Therapeutics, Inc.

Date: November 15, 2021	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)