Form 10-K
period 2021-12-31
Inhibikase Therapeutics, Inc.
filed 2022-03-31
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter) was $51.4 million. Shares of the registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain personas are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock, par value $0.001 per share, outstanding as of March 14, 2022 was 25,227,051.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, or the Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this report. These forward-looking statements speak only as of the date of this report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law.

PART I

Item 1. Business.

Overview

Inhibikase Therapeutics, Inc. ("Inhibikase" or "the Company") is a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. We enrolled 88 subjects in the Phase 1 study. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration, or FDA, agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021, and one cohort of 8 patients have completed the Phase 1b study to date. The Company anticipates initiating Phase 2 studies of IkT-148009 in Parkinson’s disease in the second quarter of 2022, subject to agreements with the FDA. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD. Our efforts in Parkinson’s disease are being extended into other Parkinson’s-related indications, such as the Orphan Disease Multiple Systems Atrophy, or MSA. Depending on the outcome of animal model studies of MSA, the Company may initiate Phase 2 studies of IkT-148009 in MSA in the third quarter of 2022 following regulatory submissions in the U.S. and European Union, or EU. Clinical development of the Company’s oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of the Company’s Investigational New Drug application, or IND, for IkT-001Pro; submission of the IND is anticipated to occur in the second quarter of 2022.

Our advancement of the pre-clinical and clinical development program for MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway. At the same time, we are preparing regulatory submissions to the European Medicines Agency, or EMA, and to the FDA to enable a Phase 2a safety and tolerability study in MSA patients in up to 19 sites in the EU, and up to 6 sites in the U.S. involving 60 patients. The proposed clinical Phase 2a study will have primary endpoints in safety and tolerability and exploratory endpoints in MSA efficacy parameters with 3 month daily dosing at two different doses. While we complete the set-up of the Phase 2a study in MSA, we will complete at least one model study to support advancing IkT-148009 into patients in the third-quarter of 2022. Dosing of patients with MSA will depend on a positive outcome in animal model studies; if IkT-148009 is not a successful therapy in MSA model studies, the Phase 2a clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s Disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat Multiple System Atrophy with regulators in the U.S. and Europe.

We have also advanced clinical batch manufacturing and pill formulation for our platform prodrug technology involving IkT-001Pro. Clinical batch manufacturing was completed in the fourth quarter of 2021 and an IND is planned to be filed in the second quarter of 2022, to include the production of the data package for the final pill formulation.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1 study of IkT-148009 in older and elderly healthy subjects, reporting the outcomes of the completed chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients, completing a Phase 1b extension study of IkT-148009 in Parkinson’s patients and initiating its Phase 2a efficacy study in Parkinson’s patients. Advancement of the Company’s Phase 2a program in PD with IkT-148009 is subject to review and agreements with the FDA. We further anticipate initiating the Phase 2a clinical study in MSA in the U.S. and EU, subject to a successful model study outcome and agreements with regulatory agencies in the U.S. and EU. Finally, we intend to advance IkT-001Pro through IND filing and initiate clinical development, possibly completing clinical development in 2022.

Our programs utilize small molecule, oral protein kinase inhibitors to treat Parkinson’s Disease, or PD, and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. We have not yet observed reversal of functional loss in humans. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Report, it is unknown whether the disease modification seen in the animal models will occur in patients following treatment with IkT-148009.

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

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated orphan drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We plan to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. We have been a frequent recipient of private, state and federal grants for its Research and Development activities, to include funding from the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation. We believe our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

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

Our Portfolio

IkT-148009: Our product candidate for Parkinson’s Disease and related alpha-synuclein disorders

Market and Commercial Opportunity

Parkinson’s Disease (PD) is the second most prevalent neurodegenerative disorder, affecting 700,000 to 1,000,000 persons in the United States, with 60,000 new cases and 38,000 deaths annually with an average age of onset of 60 years of age. In addition to the 60,000 new cases each year, thousands of cases go undetected. Almost all patients with Parkinson’s disease will eventually need to take medication to help with their symptoms. Worldwide, there could be as many as 10,000,000 cases of PD. By 2025, PD drug sales are expected to double; sales estimates are expected to exceed $6.0 billion by 2025. The country with the highest diagnosed prevalence of PD is the U.S. PD tends to be a disease of men, with a nearly 2:1 ratio of men:women among patients diagnosed with this disease. A particular challenge to the treatment of Parkinson’s patients are their comorbidities, which include arthritis, cardiovascular disease, psychosis and dementia. The future market for treatment is robust, with the compound annual growth rates for patients with PD that are diagnosed and not diagnosed is 2.7% and 1.8%, respectively, and we expect those growth rates to continue through the foreseeable future. In the U.S. market, patients currently expend $15,000 to $25,000 per year to treat the symptoms of PD, creating a multibillion-dollar opportunity for disease-modification of this devastating disease. Moreover, since the same product would be used to treat both PD and its GI complications, we believe we have multiple opportunities to achieve commercial success in several treatment areas in this market.

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

We believe that we can succeed in developing therapies that will slow or stop PD and related disorders because we and our collaborators have characterized the pathways in Fig. 1. We believe the Abelson tyrosine kinase, or c-Abl, acts as a checkpoint or gateway to the pathway driving neurodegeneration. The steps on the pathway illustrated in Fig. 1 have been validated in multiple contexts and multiple organ systems and by reproducing parts of these results in preclinical animal models in three independent laboratories. Drawing from this knowledge, we believe inhibition of c-Abl will block the events downstream of c-Abl in these pathways and modify disease for PD and other alpha-synuclein related disorders.

Figure 1: The Biochemistry of Parkinson’s Disease Initiation and Progression and How to Disrupt It.

A. The process of neurodegeneration. Misfolded α-synuclein can arise from a variety of factors (see text). Misfolded α-synuclein may form within the neuron or by transfer through cell surface receptors or by crossing membrane bilayers. Within a neuron, misfolded α-synuclein is ‘sensed’ and c-Abl activated, driving the formation of pathologic α-synuclein by chemical modification (p-Syn). Chemical modification creates a form of α-synuclein that represents the pathologic species of the disease leading to disruption of mitochondrial integrity, negatively impact the endosome, disrupt nucleosomal structure and modulate transcription of certain genes. C-Abl also inactivates parkin by chemical modification, which affects mitochondrial quality control and suppresses protein clearance mechanisms. Parkin inactivation suppresses the complex interplay between parkin and pink1 at the mitochondrion, which act in concert to maintain mitochondrial integrity, quality and regulate mitochondrial biogenesis. Parkin inactivation leads to the accumulation of toxic parkin substrates PARIS (PARkin Interacting Substrate), aminoacyl tRNA synthetase complex-interacting multifunctional protein 2 (AIMP2) and far upstream element-binding protein 1 (FBP1). PARIS and AIMP2 accumulate in adult conditional parkin knockout mice and MPTP-intoxicated mice as well as in patients with PD. Increased levels of PARIS can lead to mitochondrial dysfunction through down-regulation of PGC-1a and loss of DA neurons in a PARIS-dependent manner. Overexpression of AIMP2 leads to an age-dependent, selective degeneration of DA neurons through activation of poly (ADP-ribose) polymerase 1 (PARP1), driving PARP1-mediated parthanatos. This suggests that PARIS and AIMP2 may be important contributors to the loss of DA neurons and possibly other vulnerable neurons following parkin inactivation. Inactivation of parkin also disrupts protein clearance mechanisms through autophagy, lysosomal and proteasomal degradation pathways.

B. The consequences of c-Abl inhibitor treatment on the process of neurodegenerative disease. Inhibition of c-Abl precludes c-Abl activation, blocking the build-up of toxic parkin substrates PARIS and AIMP2 and terminating downstream events. This also re-establishes normal mitochondrial quality control and biogenesis. Model studies demonstrate that modified and unmodified a-synuclein aggregates are shunted to lysosomal or proteasomal degradation pathways for clearance with concomitant recovery of motor function

Pipeline

IkT-148009 for Neurodegeneration

IkT-148009, which we have shown in animal models to be selective and brain penetrant, is a small molecule c-Abl inhibitor that we are using in clinical trials to treat two groups of PD patients and two additional groups to evaluate GI complications that arise early in the disease course in PD patients. We delineate the GI complications from PD because we will evaluate the GI complications using unique measurements and endpoints that are distinct from PD itself. Thus, we believe we will have four opportunities to succeed with IkT-148009, lowering the risk of failure during the development program. We believe we have further lowered the risks associated with development of IkT-148009 because we believe key aspects of the underlying pharmacology of IkT-148009 are the same as the pharmacological properties of the template molecule, Imatinib, from which IkT-148009 was chemically derived. IkT-148009 is a true new molecular entity and is subject to the regulatory guidance for new chemical entities from the FDA. The four indications to which IkT-148009 will be applied are listed in the Pipeline. The basis for our belief that IkT-148009 could be effective in treating patients with PD or its GI complications arises from the study of multiple animals with alpha-synuclein-dependent progressive disease, wherein we showed repeated functional recovery, rescued neurons that had not yet degraded and cleared alpha-synuclein-toxicity using a 1x/day oral dose. Therapeutic administration beginning four weeks post induction of disease resulted in nearly complete functional recovery with 4 weeks in the GI tract and 8 weeks within the brain. We believe these animals studies directly reflect on the human disease and the possible benefits patients may realize from IkT-148009.

Toxicology of IkT-148009 in rat and monkey

13 week toxicology studies in rats and monkeys revealed no meaningful toxicity up to a No Observed Adverse Event Level, or NOAEL, of 50 mg/kg/day in monkey (equivalent to a human dose of 413 mg for a 60 kg adult). The observations of very slight (at 50mg/kg/day) or slight (at 200 mg/kg/day) bile-duct hyperplasia in 14-day studies in rat were not observed in 13-week studies, suggesting that as dosing duration is lengthened, the toxicology profile actually improves for IkT-148009. In monkey, 14-day toxicology studies revealed no meaningful toxicity up to a NOAEL of 31.2 mg/kg/day (equivalent to a human dose of 600 mg for a 60 kg adult), and consistent with the 13 week studies in rat, the NOAEL in monkey increased to 75 mg/kg/day (equivalent to a human does of 1459 mg for a 60 kg adult). Thus, as seen for rat, increased duration of dosing in monkey improved the toxicology profile. At the highest dose of 200 mg/kg/day in 14-day studies in monkey, 5 of 10 females displayed up to 13% prolongation of the cardiovascular QTc interval that was reversible; QTc prolongation was not observed in 13 week studies in monkey. 13 week toxicology studies in rat and monkey were submitted to the FDA in the fourth quarter of 2021; 26 week studies in rat and 39 week toxicology studies in monkey are anticipated to be reported to the FDA during the second quarter of 2022.

Clinical Development for IkT-148009

We filed two INDs with the FDA for IkT-148009. One IND focused on clinical endpoints in the brain and a second IND focused on quantitative endpoints in the GI tract using proprietary tests. Clinical development for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD.

The following figure details how we plan to execute the clinical programs to be conducted going forward:

We initially planned the Phase 1 SAD and MAD studies in older and elderly healthy volunteers to be performed sequentially, which would have taken 14 months to complete. However, efficiencies realized since our initial public offering allowed us to alter the Phase 1 design and interleave the SAD and MAD cohorts. In the SAD and MAD studies, 72 SAD subjects and 16 MAD subjects were dosed between 12.5 mg and 325 mg. Severe adverse events total were observed and summarized in the table below.

Table: Adverse events observed following oral IkT-148009 administration in SAD/MAD
Dose and Phase	Event	Treatment Related
37.5 mg SAD	Palpitations emerged 2 weeks post-dose, evaluated, subsided during evaluation	Possibly related
250 mg SAD	Intermittent vaginal bleeding began pre-dose, occurred sporadically for 3 days	Not related
250 mg SAD	Covid-19 infection	Not related
325 mg SAD	Mild Diarrhea, single instance	Possibly related
325 mg SAD	Mild Diarrhea, sporadic instance for 3 days	Possibly related
25 mg MAD	Common cold	Not related
25 mg MAD	Bilateral lower leg edema emerged 22 days post-dose, treated, did not reoccur	Possibly related

Following review by the FDA, the Phase 1b program commenced in the fourth quarter of 2021 and completed the first cohort in the first quarter of 2022. In this cohort, three adverse events were seen: pneumonia, spinal headache following cerebrospinal fluid, or CSF, collection and dermatitis that was treated and did not reoccur. In both the Phase 1 and Phase 1b programs, the presence of IkT-148009 was confirmed by measurement of drug concentration in CSF.

The Phase 2a protocol has been submitted to the FDA during the first quarter of 2022 and we anticipate dosing the first patient in the Phase 2a program in the second quarter of 2022. Based on the outcomes of studies in animal models of progressive disease, we believe that patients treated with IkT-148009 may have their disease halted, may see a progressive reduction in the need for symptomatic or supportive therapy and ultimately may not require symptomatic therapy if the functional reversal observed in the pre-clinical setting is observed in patients. We do not, however, know if any of these treatment outcomes will be observed in patients until formal studies are completed.

In the gut, we will take a unique approach to seeking approval for the GI complications in PD patients. In the GI, we will evaluate whole gut function using the wireless motility capsule known as SmartPillTM sold by Medtronic, a battery of clinical assessment scores and potentially biopsy to demonstrate if there is a statistically significant improvement in disease with concomitant clearance of alpha-synuclein pathology. The combination of these measures of GI function will represent a new approach to evaluating neurological function in PD patients with GI complications. We believe these quantitative measures in the GI augment analysis of therapeutic benefit in the brain. Trial design and the number of patients we intend to enroll in such studies will be discussed with the FDA in follow-up meetings, to include agreement on the meaning of treatment success inside and outside of the brain.

IkT-001Pro: Validating our prodrug technology in stable phase Chronic Myelogenous Leukemia (CML)

Market and Commercial Opportunity

IkT-001Pro is the first application of our prodrug technology that seeks to improve the oral absorption, reduce GI side effects and enhance the safety of active pharmaceutical ingredients. IkT-001Pro is a prodrug of the anti-cancer agent Imatinib, an FDA approved treatment for certain blood and stomach cancers. We plan to seek approval from the FDA for IkT-001Pro in stable phase CML as an orphan indication. In 2016, Imatinib became generic and up to eleven companies have been approved to sell generic Imatinib in the U.S. In 2019, sales for Imatinib generic and branded Imatinib sold as Gleevec® were approximately $350 million per year, at the close of 2020, indicative of a potentially robust commercial market for IkT-001Pro.

In non-human primates IkT-001Pro displayed a 5-fold higher NOAEL relative to Imatinib in 28-day toxicology studies. This suggests that IkT-001Pro could reduce some side effects common to Imatinib therapy for blood and stomach cancers in patients. As a consequence, we believe we have an opportunity to compete with generic Imatinib sales in the U.S. market if IkT-001Pro completes clinical development and is approved by the FDA. To achieve this commercial goal, we will require implementation of an appropriate commercial strategy for prescribers, pharmacy benefit managers and payors. Primary research to validate our strategy with pharmacy benefit managers and payors suggests a commercial path exists, passing through generic Imatinib. IkT-001Pro, if approved, could also compete for market share from other first line therapies for CML. One of the approved indications for Nilotinib (marketed as Tasigna®), for example, is for treatment of CML in patients that are Imatinib intolerant. Nilotinib’s label indicates it has serious cardiovascular adverse events. For those patients whose Imatinib-intolerance arises from on-dosing side effects, we believe they would elect to take IkT-001Pro as an alternative therapy if IkT-001Pro is shown to relieve those side effects in clinical trials and approved by the FDA.

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

Pharmacology of IkT-001Pro in preclinical models

We believe many of the side effects that degrade adherence to Imatinib therapy arise from GI distress on absorption. IkT-001Pro is a chemically modified form of Imatinib, which is absorbed intact and enzymatically releases Imatinib in the blood. Evaluation of the prodrug absorption and distribution in rats demonstrated that the exposure to Imatinib is significantly higher overall.

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

Clinical Development Strategy for IkT-001Pro in stable phase CML

Through pre-IND discussions with the FDA Division of Hematology, we believe approval of IkT-001Pro could be achieved through the 505(b)(2) regulation. We have advanced clinical batch manufacturing and pill formulation for our platform prodrug technology involving IkT-001Pro. Clinical batch manufacturing was completed in the first quarter of 2022 and the IND is planned to be filed in the second quarter of 2022, to include the production of the data package for the final pill formulation. The FDA has suggested that a single ascending dose clinical study comparing the dose of IkT-001Pro to 400 mg Imatinib could be sufficient for the dose calibration program if we match the pharmacokinetic profile of the two drugs over 96-hours in healthy volunteers.

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

Multiple System Atrophy (MSA)

Multiple system atrophy (MSA) is a neurodegenerative movement disorder affecting approximately 15,000 to 50,000 people in the United States. It occurs sporadically in the fifth or sixth decade of life with a variable combination of parkinsonian, cerebellar, and autonomic features that rapidly progress to dangerous morbidity. Research toward potential treatments for MSA, as with many rare diseases, has been limited, resulting in a paucity of knowledge regarding its underlying causes, and there are no currently effective treatments to halt pathological progression. Initial clues into the origins of MSA came from studying alpha-synuclein and its hallmark histopathology in the brains of patients with MSA. These studies established that MSA is characterized by the presence of glial cytoplasmic inclusions (GCIs) that reside predominantly in oligodendroglial cells. GCIs are comprised of abnormal conformations of alpha-synuclein, the same protein that accumulates in neurons and Lewy Bodies in Parkinson’s disease (PD) and Dementia with Lewy Bodies (DLB). Finding similarities between MSA and PD is a complicated task, as alpha-synuclein mutations clinically and pathologically resemble MSA, while others have features of frontal lobe dementia with severe pathology. Further, some phenotypes of MSA have little or no clinically pertinent parkinsonism, and instead present with cerebellar ataxia or dysautonomia, most frequently as orthostatic hypotension. As MSA shares the hallmarks of c-Abl activation and alpha-synuclein chemical modification with Parkinson’s Disease, we believe that c-Abl inhibitor therapy holds promise as a treatment. We are working in collaboration with experts at Arizona State University, University of Bordeaux and Medical University of Innsbruck on this research program.

Progressive Multifocal Leukoencephalopathy (PML)

PML emerged as an unusual form of cognitive decline during the AIDS epidemic of the 1980s, arising from the migration and lytic infection of the John Cunningham virus, or JCV, from its reservoirs in the kidney and bone marrow not the brain. With the advent of antiretroviral therapy that restored normal immune responses to viral infection in patients with HIV infection, the first reports of progressive multifocal leukoencephalopathy (PML) in patients since the era of the AIDS epidemic occurred during Phase 3 clinical trials evaluating natalizumab treatment for relapsing remitting multiple sclerosis. Natalizumab is a monoclonal antibody against α4β1 and α4β7 integrins that blocks lymphocyte surveillance in the brain and can prevent multiple sclerosis-related clinical relapses. The co-occurrence of PML and multiple sclerosis was unanticipated. Once JCV enters the central nervous system, or CNS, JCV induces a lytic infection of oligodendrocytes and astrocytes, which is fatal in approximately 50% of cases. The initial prevalence of natalizumab-associated PML in patients with multiple sclerosis was estimated to be 1 in 1000. However, as more PML cases emerged among natalizumab-treated patients, with substantial Wg in survivors, the prevalence of PML among patients treated with natalizumab for more than 24 months who also carried antibody evidence of JCV infection and previous immunosuppressant exposure, climbed to at least 1 in 70. Analysis of polyomavirus infection and reproduction in host cells revealed that polyomaviruses like JCV are dependent on c-Abl for viral entry into the cells it is going to infect. This suggests to us that c-Abl inhibitors could be an effective anti-viral strategy to block productive JCV infection inside and outside of its reservoirs in a living organism. We are working in collaboration with experts at Louisiana State University to explore this development opportunity.

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

Dr. Werner is joined by Terence Kelly, Ph.D., a 20-year veteran of medicinal chemistry at Boehringer-Ingelheim, Roger Rush, Ph.D., who has led IND-enabling programs for ground-breaking medications, like the Hepatitis C compound portfolio of Idenix, which was sold to Merck & Co., and Dr. Surendra Singh who has extensive experience in process scale and commercial manufacturing of drug substances. Our clinical development team is a collaboration between Clintrex Research Corporation and the Company. Clintrex is led by Karl Kieburtz, M.D. and Warran Olanow, M.D., two of the leading clinical investigators in neurodegenerative disease; Warren Olanow, MD is now the Company’s Interim Chief Medical Officer. Andrew McGarry, MD (Clintrex) is our clinical trial medical monitor and a team of clinical operations heads led by Sydney Kroger (Inhibikase) execute all phases of clinical research.

Our leadership team is complemented by leading clinicians and research investigators in the areas of neurodegeneration (Drs. Ted Dawson, Valina Dawson, Ken Marek, Jay Pasricha, Jeff Kordower, Karl Kieburtz and C. Warren Olanow and Robert Hauser). We have research collaborations with Dr. Jeffrey Kordower of Arizona State University and Dr. Jay Pasricha of Johns Hopkins

University. Collectively, this group of collaborators and advisors represent what we believe is the cutting edge of the fields of neuroscience and neurodegeneration.

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

cGMP Manufacturing

Our chemical manufacturing organization is STA Pharmaceutical US LLC, a subsidiary of WuXiAppTec Co., Ltd., which is based in China and operates additional facilities in San Diego, California. STA provides process scale development and production of active pharmaceutical ingredients. Formulation and finishing services are provided through contracts on an as-needed basis including current Good Manufacturing Practice or cGMP manufacturing of active pharmaceutical ingredients. Emerson Pace, a U.S. based fill and finishing manufacturer, is producing finished drug product for our current clinical programs. A second manufacturer of active pharmaceutical ingredients is currently being evaluated through an active Request for Proposal (RFP) process led by the Company.

License Agreements:

Emory University License Agreements

On June 8, 2010, the Company entered into two license agreements with Emory University, or Emory, the first for which the Company granted to Emory 393,370 shares of its stock (“License A”), and the second for which the Company granted to Emory 437,078 shares of its stock (“License B”). The Company recorded $313,500 which represented the fair value of the shares issued as part of the total consideration to Emory for the licenses. The fair value of the shares was determined to be more reliably measurable than the fair value of the consideration received. In exchange, Emory granted the Company and its affiliates an exclusive worldwide sublicensable right and license to practice under certain patent rights and technology to make, have, develop, promote, market, import, export, distribute, offer for sale, sell and otherwise use the licensed products in the field of use anywhere in the world. Unless sooner terminated as provided elsewhere in the agreement, the License A term is the later of 10 years or until the expiration of the patent rights. License B was terminated in May 2013 under the normal course of business. No shares were forfeited or returned and are still owned by Emory. License A was terminated in January, 2022 under the normal course of business.

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

No milestones have been achieved and, as such, no milestone payments have been made to Sphaera, and the Company does not anticipate that any milestone payments will be made to Sphaera within the next twelve months. Sphaera is also entitled to royalty payments of a percentage of annual net sales and sublicenses ranging in the mid-single digits.

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

Our product candidates for treatment of neurodegenerative diseases will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Historically, approved treatments for PD and related neurodegenerative disorders treat the symptoms of such diseases rather than halting or slowing the progression of the disease. We are not in the business of treating symptoms of disease. We intend to halt or slow the progression of the disease, which is known as disease modification and our product candidates are intended to modify disease. We believe that our product candidates, if approved by regulatory agencies in the U.S. and abroad, will compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions. Several large and specialty pharmaceutical companies, including Prothena Corporation plc, Roche Holdings AG, Biogen Inc., Neurimmune Holding AG, UCB S.A., Neuropore Therapies, Inc., Sanofi S.A., and Takeda Pharmaceutical Company Ltd. are developing potentially disease modifying therapeutics for PD and are in various stages of clinical trials. Denali Therapeutics Inc. and Eli Lilly & Company are pursuing treatments for specific genetic defects that could prevent onset of disease or affect progression in Parkinson’s patients. In addition, a number of companies have developed c-Abl inhibitors for oncology and any one of them could be in possession of an inhibitor that could be used for clinical development for neurodegenerative diseases. These include Novartis AG, Bristol-Meyers Squibb Company, Boehringer-Ingelheim GmbH and GlaxoSmithKline plc. Two companies, Sun Pharma Advanced Research Company Ltd. (SPARC) and First Biotherapeutics, Inc., have initiated clinical studies with proprietary c-Abl inhibitors for PD using molecules initially developed for treatment of blood cancer(s). In addition, we believe Botox® coupled with physical therapy is being explored in physician-led trials for neurogenic constipation, but we are not aware of any formal development programs by other companies.

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

All of our novel compounds were funded in whole or in part by the U.S. government and are therefore subject to federal march-in rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf, commonly referred to as march-in rights.

As of December 31, 2021, our patent portfolio included: (i) seven issued patents and two pending patent applications in the United States and (ii) six issued foreign patents and eight pending foreign patent applications. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

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

Two families of patents and applications cover compositions of matter for IkT-148009 and IkT-01427, the IkT-148x portfolio, and methods of use relating to those compositions. Patents issuing from the applications in these families, if granted, will expire between 2036 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future. These families include five issued U.S. patents and pending patent applications in the United States, Japan, Australia, Canada, and Europe. The issued patents, U.S. Patent No. 9,828,370, U.S. Patent No. 10,118,923, U.S. Patent No. 10,316,031, U.S. Patent No. 10,344,027, and U.S. Patent No. 10,906,896, will expire in 2036, not including any potential patent term extensions, and include claims that cover compositions of matter for IkT-148009 and IkT-01427, as well as claims that cover methods of using those compositions to treat certain cancers and certain infectious diseases. These families are solely owned by us.

In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors  —  Risks Related to Our Intellectual Property.”

The patent positions of pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office, or USPTO, to determine priority of invention. For more information, see “Risk Factors  —  Risks Related to Our Intellectual Property.”

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
•
approval by an independent institutional review board, or IRB at each clinical site before each trial may be initiated;
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

505(b)(2) Pathway

The 505(b)(2) new drug application (NDA) is an FDA abbreviated drug approval pathway. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the FDCA. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. The FDA may also require the applicant to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any indication sought by the Section 505(b)(2) applicant.

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
•
product seizure or detention, or refusal to permit the import or export of products; and injunctions or the imposition of civil or criminal penalties.

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
•
provisions of the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services. In addition, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, impose certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
•
the federal Physician Payments Sunshine Act requirements, under the Patient Protection and Affordable Care Act, which require manufacturers of certain drugs and biologics to track and report to Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new molecular entity. A drug is a new molecular entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application, or ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The United States government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price-controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the federal Affordable Care Act, or ACA, contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Adoption of general controls and measures, coupled with the tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceutical drugs.

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

Available Information

Our website address is www.inhibikase.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), are filed with the U.S. Securities and Exchange Commission (SEC). We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.inhibikase.com when such reports are available on the SEC's website. We use www.inhibikase.com website as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Employees and Human Capital Resources

As of March 16, 2022, we have six full-time employees and one part-time employee. We have five independent contractors, who are part of our management team. All but one of these individuals holds a Ph.D. or an M.D. Our employees and contractors are located in Massachusetts, Connecticut and Georgia. The Company is continuing the process of converting contract and consulting management team members into regular employees and expects to add up to five additional employees during 2022. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

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

o
We are a clinical stage drug development company with limited resources, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.
o
The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.
o
The ongoing military conflict between Russia and Ukraine has caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
o
If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened.
o
Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, we may never generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable.
o
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.
o
If we fail to obtain additional financing, we may be unable to complete the development of and, if approved, we may be unable to commercialize any of our product candidates.
o
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
o
Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative diseases. All of our product candidates will require significant nonclinical and/or clinical development before we can seek regulatory approval for and launch a product commercially.
o
We currently contract with various research institutions to perform the research and development activities needed to develop our products, and if we ever choose to or need to find alternative research institutions, we may not be able to do so at all or, if we are able to do so, it may be costly and may cause significant delays in the development and commercialization of our products.
o
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
o
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
o
We have no history of completing clinical trials for novel drug substances or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.
o
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
o
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
o
We expect to depend in whole or in part on collaborations with third parties for the research, development and commercialization of any product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.
o
We currently rely on and expect to continue to rely on third parties to conduct our clinical trials and preclinical testing, as well as any future research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.
o
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
o
We depend on third party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third party suppliers or their inability to supply us with adequate raw materials could harm our business.
o
We currently rely on a small number of suppliers for manufacturing our product candidates.
o
If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.
o
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

We are a clinical stage drug development company that commenced operations in September, 2008. We have limited facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers and by designing and developing research programs in collaboration with university-based experts who work with us to evaluate mechanism(s) of disease for which we have designed and developed product candidates. Our direct research capabilities are very limited. As of the date of this Report, we have not maintained a principal laboratory or primary research facility for the development of our product candidates. In addition, we have no products approved for commercial sale and therefore all of our revenue has been obtained solely through grants and contracts from private foundations and from state and federal grants from institutions such as the National Institutes of Health and the Department of Defense.

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

The ongoing military conflict between Russia and Ukraine has caused geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in financial market volatility and capital markets disruption, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

Following Russia’s actions, various countries, including the U.S., Canada and the United Kingdom, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; a ban on Russian oil and gas imports to the U.S.; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and increasing the volatility of our stock price. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results.

The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of current and other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and operations, including but not limited to clinical development, sales and marketing efforts, supply chain operations, research and development activities, and fundraising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread throughout the world. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government-imposed restrictions on travel between the United States, Europe, and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratories are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that the impact is not material.

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

o
delays or difficulties in enrolling patients in our clinical trials;
o
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
o
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
o
changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
o
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
o
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the integrity of clinical trial data;
o
risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could result in participants dropping out of the trial, missing scheduled doses or follow-up visits or failing to follow protocol or otherwise impact the results of the clinical trial, including by increasing the number of observed adverse events;
o
interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
o
delays in necessary interactions with local regulators, ethics committees, and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
o
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
o
refusal of the FDA to accept data from clinical trials in affected geographies;
o
interruption or delays to our sourced discovery and clinical activities; and
o
challenges as a result of the COVID 19 pandemic.

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

We experienced negative operating cash flows since our inception and funded our operations prior to our initial public offering primarily through private, state and federal contracts and grants. In December, 2020, we completed an initial public offering of common stock and in June, 2021, we completed a follow-on public offering. We anticipate we will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

o
Our present and future capital requirements will be significant and will depend on many factors, including:
o
the progress and results of our development efforts for our product candidates;
o
the costs, timing and outcome of regulatory review of our product candidates;
o
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
o
the effect of competing technological and market developments;
o
market acceptance of our product candidates;
o
the rate of progress in establishing coverage and reimbursement arrangements with domestic and international commercial third-party payors and government payors;
o
the extent to which we acquire or in-license other products and technologies; and
o
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

Our ability to generate revenue and achieve profitability depends significantly on many factors, including:

o
successfully completing research and preclinical and clinical development of our product candidates;
o
obtaining regulatory approvals and marketing authorizations for product candidates once we have successfully begun and completed clinical development and clinical trials;
o
identifying, assessing, acquiring and/or developing new product candidates;
o
successfully competing for grant revenue from private foundations and state and federal agencies;
o
negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

o
launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales, marketing and distribution infrastructure;
o
obtaining and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;
o
obtaining adequate reimbursement for our product candidates from payors;
o
obtaining market acceptance of our product candidates as viable treatment options;
o
addressing any competing technological and market developments;
o
maintaining, protecting, expanding and enforcing our portfolio of intellectual property rights, including patents, trade secrets and know-how; and
o
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

We have incurred net losses since our inception, including net losses of $14,786,063 and $2,847,894 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $29,817,687.

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

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

o
continue our research and discovery activities;
o
continue dosing patients in our Phase I clinical trial of IkT-148009;
o
continue the development of our RAMPTM drug discovery platform and prodrug technologies;
o
advance our current and any future product candidates through preclinical and clinical development;
o
initiate and conduct additional preclinical, clinical or other studies for our product candidates;

o
work with our contract manufacturers to scale up the manufacturing processes for our product candidates or, in the future, establish and operate a manufacturing facility;
o
change or add additional contract manufacturers or suppliers;
o
seek regulatory approvals and marketing authorizations for our product candidates;
o
establish sales, marketing and distribution infrastructure to commercialize any products for which we obtain approval;
o
acquire or in-license product candidates, intellectual property and technologies;
o
make milestone, royalty or other payments due under any license or collaboration agreements;
o
obtain, maintain, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;
o
attract, hire and retain qualified personnel;
o
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future;
o
experience any delays or encounter other issues related to our operations;
o
experience negative general market conditions or extraordinary external events, such as recessions or the COVID-19 pandemic;
o
meet the requirements and demands of being a public company; and
o
defend against any product liability claims or other lawsuits related to our products.

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

Our operations have required substantial amounts of cash since inception. Prior to our initial public offering, we financed our operations primarily through revenue generated by private, state and federal grants and contracts and subsequently through the issuance of common stock in our December 2020 initial public offering and our June 2021 follow-on public offering. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our early-stage programs and, in particular, advance our lead program candidates through preclinical development and clinical trials, including our Phase I clinical trial of IkT-148009. The successful development of our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of the December 2020 offering.

The Company had cash of $40,750,133 as of December 31, 2021 and active grants in the amount of $385,888, all of which remained available in accounts held by the U.S. Treasury as of March 14, 2022. The Company estimates that its working capital at December 31, 2021 is sufficient to fund its normal operations into the third quarter of 2023. Our estimate as to how long we expect our working capital to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

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

We have a portfolio that applies our RAMPTM drug discovery platform and prodrug technology across three therapeutic areas: neurodegeneration in the brain and GI complications of PD patients, oncology and bacterial and viral disease in the brain. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We have multiple programs in clinical development across two primary assets, IkT-148009 and IkT-001Pro.

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

We do not currently own, lease or operate a principal laboratory, research and development or manufacturing facility of our own. Currently, we collaborate with various research institutions to perform research and development for our products, including: Johns Hopkins University, Arizona State University and Michigan State University. Establishing our own facilities would result in significant additional expense and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources, of which there can be no assurance that we will be able to obtain. In addition, there can be no assurances that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. The commercial success of products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in continuing to contract with research institutions to perform research and development for our products, that we would be able to establish our own facilities should we choose to or find it necessary to do so, that we would be successful in establishing additional collaborative arrangements or that, if established, such future partners will be successful in commercializing our products.

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

o
our product candidates may not successfully complete preclinical studies or begin or complete clinical trials;
o
our product candidates may fail to be delivered across the blood brain barrier, or BBB, and therefore may not be clinically viable for CNS diseases such as PD;
o
a product candidate may, on further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
o
our competitors may develop therapeutics that render our product candidates obsolete or less attractive;
o
our competitors may develop alternative technologies to deliver therapeutics across the BBB that outperform our product candidates;
o
the product candidates that we develop may not be sufficiently covered by intellectual property for which we hold exclusive rights;
o
the product candidates that we develop may be covered by third parties’ patents or other intellectual property or exclusive rights;
o
the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
o
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
o
if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and
o
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

One of our strategies is to identify and pursue clinical development of additional product candidates. We currently have nine programs, all of which are in the research, discovery, preclinical or clinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding beyond the current financial resources of the Company and is prone to the risks of failure inherent in drug development. We may not be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

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

o
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
o
delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
o
delays in reaching a consensus with regulatory agencies on study design;
o
delays in reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
o
delays in identifying, recruiting and training suitable clinical investigators;
o
delays in obtaining required IRB approval at each clinical trial site;
o
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
o
delays or difficulties resulting from the COVID-19 pandemic;
o
delays in identifying, recruiting and enrolling suitable patients to participate in our clinical trials, and delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;
o
difficulty collaborating with patient groups and investigators;
o
failure by our CROs, other third parties, or us to adhere to clinical trial requirements;
o
failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices, or cGCPs, requirements, or applicable EMA or other regulatory guidelines in other countries;
o
occurrence of adverse events associated with a product candidate that are viewed to outweigh its potential benefits;
o
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

o
changes in the standard of care on which a clinical development plan was based, which may require new or additional trials;
o
the cost of clinical trials of our product candidates being greater than we anticipate;
o
clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon product development programs; and
o
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

o
the size and nature of the patient population;
o
the patient eligibility criteria defined in the protocol, and/or certain criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials;
o
the size of the study population required for analysis of a trial’s primary endpoints;
o
the proximity of patients to a trial site;
o
the COVID-19 pandemic;
o
the design of a trial;
o
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
o
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
o
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
o
our ability to obtain and maintain patient consents; and
o
the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

o
our inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;
o
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;
o
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;
o
the inability to price our products at a sufficient price point to ensure an adequate and attractive level of profitability;
o
restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;

o
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
o
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

o
the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;
o
the potential and perceived advantages compared to alternative treatments;
o
the ability to offer our products for sale at competitive prices;
o
the ability to offer appropriate patient access programs, such as co-pay assistance;
o
the extent to which physicians recommend our products to their patients;
o
convenience and ease of dosing and administration compared to alternative treatments;
o
the clinical indications for which the product candidate is approved by the FDA, EMA or other comparable foreign regulatory agencies;
o
product labeling or product insert requirements of the FDA, EMA or other comparable foreign regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;
o
restrictions on how the product is distributed;
o
the timing of market introduction of competitive products;
o
publicity concerning our products or competing products and treatments;
o
the effectiveness of marketing and distribution efforts by us and other licenses and distributors;
o
sufficient governmental third party coverage or reimbursement; and
o
the prevalence and severity of any side effects.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

o
decreased or interrupted demand for our products;
o
injury to our reputation;
o
withdrawal of clinical trial participants and inability to continue our clinical trials;
o
initiation of investigations by regulators;
o
costs to defend the related litigation;
o
a diversion of management’s time and our resources;
o
substantial monetary awards to trial participants or patients;
o
product recalls, withdrawals or labeling, marketing or promotional restrictions;
o
loss of revenue;
o
exhaustion of any available insurance and our capital resources;
o
the inability to commercialize any product candidate; and
o
a decline in our share price.

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

o
the FDA, EMA or comparable foreign regulatory authorities may disagree with the design, implementation or results of our preclinical or clinical trials;
o
the FDA, EMA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
o
the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
o
we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio when compared to the standard of care is acceptable;
o
the data collected from preclinical or clinical trials of our product candidates may not be sufficient to support the submission of an NDA, or other submission or to obtain regulatory approval in the United States or elsewhere;
o
we may be unable to demonstrate to the FDA, EMA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;
o
the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third party manufacturers with which we contract for preclinical, clinical and commercial supplies; and
o
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

o
regulatory authorities may withdraw approvals of such product or impose restrictions on distribution;
o
regulatory authorities may require additional warnings or contraindications on the label that could diminish the usage or otherwise limit the commercial success of the product;

o
we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
o
we may be forced to suspend marketing of the product;
o
we may be required to create a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use;
o
we could be sued and held liable for harm caused to patients; and
o
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

o
issue warning letters that would result in adverse publicity;
o
impose civil or criminal penalties;
o
suspend or withdraw regulatory approvals;
o
suspend any of our ongoing clinical trials;
o
refuse to approve pending applications or supplements to approved applications submitted by us;
o
impose restrictions on our operations, including closing our contract manufacturers’ facilities;
o
mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners;
o
refuse to allow us to enter into government contracts;
o
seize or detain products, refuse to permit the import or export of products; or
o
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

There have been significant ongoing judicial, administrative, executive and legislative efforts to modify or eliminate the Affordable Care Act since its enactment. For example, the Tax Act enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate.

The Affordable Care Act has also been subject to challenges in the courts. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the Texas District Court to reconsider its earlier invalidation of the entire Affordable Care Act. An appeal was taken to the U.S. Supreme Court which upheld the Affordable Care Act in June of 2021. There have been no significant judicial challenges since then.

The Biden Administration has been supportive of all aspects of the Affordable Care Act.

Further changes to and under the Affordable Care Act remain possible. For example, the Biden Administration took additional steps to lower health care costs by requiring health insurance issuers, employer-based health plans, and other group health plans to report on prescription drug and health coverage costs. The rule is the fourth rule in a series that implement the No Surprises Act and transparency requirements of the Consolidated Appropriations Act (CAA), 2021. It is unknown precisely what form any such changes or any law would take, and how or whether it may affect our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry.

We expect that the Affordable Care Act, as well as other healthcare reform measures such as the Transparency Act, that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

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

o
comply with the laws of the FDA, EMA and other comparable foreign regulatory authorities;
o
provide true, complete and accurate information to the FDA, EMA and other comparable foreign regulatory authorities;
o
comply with manufacturing standards we have established;
o
comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or
o
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

o
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
o
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
o
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
o
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
o
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
o
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

o
collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;
o
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
o
we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;
o
disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;
o
collaborators may decide to not pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
o
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials, or require a new formulation of a product candidate for clinical testing;
o
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

o
collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;
o
we may lose certain valuable rights under circumstances identified in our collaborations;
o
collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction which is not in our best interest;
o
collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how or intellectual property of the collaborator relating to our products, product candidates or research programs;
o
key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;
o
collaborations may require us to incur short- and long-term expenditures or issue securities that dilute our stockholders or disrupt our management and business;
o
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates; and
o
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

o
the possible breach of the manufacturing agreement by the third party;

o
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
o
reliance on the third party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
o
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

Moreover, the recurrence of the COVID-19 pandemic in China could impair our ability to obtain product candidates and raw materials from manufacturers in that region or to obtain products at marketable rates. Such events may result in the need for us to consider and establish relationships with manufacturers in different countries from which to source our product candidates and raw materials and could have a material adverse effect on our business, operating results and financial condition.

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

If any of our owned patent applications do not issue as patents in any jurisdiction, we may not be able to compete effectively.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we co-own certain patents and patent applications relating to our prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications that was jointly developed with Sphaera. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on operating agreements between the joint owners of such patents and patent applications. If our licensors or co-owners fail to sustain the grant of exclusive licenses to us or we are otherwise unable to maintain such exclusive rights, our licensors or co-owners may be able to license these rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of our licensors and co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

o
the scope of rights granted under the license agreement and other interpretation-related issues;
o
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
o
the sublicensing of patent and other rights under our collaborative development relationships;
o
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
o
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
o
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

We have applied to federally register our primary trademarks in our primary market, the United States. Two of the three trademark applications that we filed for (IKT and RAMP) have issued to registration, and the third application (for INHIBIKASE) remains pending. Although the INHIBIKASE application has been approved for publication by the United States Patent and Trademark Office, and was unopposed when it published for opposition, it has not yet issued to registration, and will not be registered until the required statement of use has been filed with and accepted by the United States Patent and Trademark Office. We have not applied to register our trademarks in any foreign country and do not know if they are available for use and registration outside of the United States. In sum, other than the two U.S. federal registrations noted above, we have not registered any of our trademarks or trade names in any of our geographic markets, and failure to secure those registrations could adversely affect our business. Our unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other third-party marks. Indeed, it is unclear what enforceable rights, if any, we presently own in these marks or names outside of the United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks which are prior to our trademarks or trade names, and which are confusingly similar to our marks or names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, prospects, financial condition and results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

o
others may be able to make products that are similar to our product candidates or utilize similar technology but that are not covered by the claims of the patents that we license or may own;
o
we, or our current or future licensors or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
o
others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed trade secret rights;
o
it is possible that our current or future pending owned or licensed patent applications will not lead to issued patents;
o
issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors or other third parties;
o
our competitors or other third parties might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets, provided those products do not infringe any patents we own or license in these markets;
o
we may not develop additional proprietary technologies that are patentable;
o
we might not be able to protect our trademarks and/or trade names;
o
the patents of others may harm our business; and
o
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Operations

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 16, 2022, we had six full-time employees, and five contractors to oversee critical activities and perform services on our behalf. Due to our limited employee headcount and dependence on contractors, we have operated with our employees and contractors conducting most of their activities outside of our offices. In addition, historically we have limited our cash compensation expenses. After our initial public offering in December 2020, and again in March 2022, the cash compensation of our chief executive officer and our chief financial officer increased as described in the Section titled “Executive Compensation,” and our cash compensation expense for employees and consultants also increased.

As our development plans and strategies develop, and as we operate as a public company, we must add a significant number of additional managerial, operational, financial, and other personnel, as well as expand our facilities. Future growth will impose significant added responsibilities on members of management, including:

o
identifying, recruiting, integrating, retaining, and motivating additional employees and consultants;
o
identifying and leasing suitable corporate, development and/or research facilities;

o
managing our internal development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual obligations to contractors and other third parties;
o
expanding our operational, financial and management controls, reporting systems, and procedures; and
o
managing increasing operational and managerial complexity.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide restricted stock and/or stock option grants that vest over time. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements, other than for Dr. Werner, provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We maintain a “key man” insurance policy on the life of Dr. Werner. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

As of December 31, 2021, we had federal net operating loss carryforwards of approximately $19.6 million, which will begin to expire in varying amounts beginning in 2030. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Additionally, under current federal income tax law, federal net operating loss incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating loss is limited to 80% of U.S. federal taxable income.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of net operating loss carryforwards and other tax attributes, such as research tax credits, that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or taxes may be limited. We experienced ownership changes in connection with our December 2020 initial public offering and June 2021 follow on offering and may do so in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our net operating loss carryforwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carryforwards of companies that we may acquire in the future may also be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating loss and other tax attributes, such as research tax credits, which could adversely affect our future cash flows.

Risks Related to Ownership of Our Common Stock

We do not know whether an active, liquid and orderly market will develop or be sustained for our common stock or what the market price of our common stock will be, and, as a result, it may be difficult for you to sell your shares of our common stock.

Before our initial public offering in December 2020, there was no public trading market for our common stock. If a market for our common stock does not develop or be sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product candidates may not meet the expectations of public market analysts and investors, and, as a result of these and other factors, the price of our common stock may fall.

The market price of our common stock may be volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

o
results of our preclinical studies and clinical trials, or regulatory status of our product candidates.
o
results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
o
delays in filing our INDs, commencing trials, or objections by the FDA as to the content of our INDs;
o
failure or discontinuation of any of our product development and research programs;
o
any delay of the FDA in approving, or failure to approve, the design of our planned clinical trials for our current product candidates or for any future product candidates that we may develop;
o
the results of our efforts to develop additional product candidates or products;
o
commencement or termination of collaborations for our product development and research programs;
o
the success of existing or new competitive products or technologies;
o
the level of expenses related to any of our research programs, clinical development programs, or product candidates that we may develop;
o
regulatory or legal developments in the United States and other countries;
o
developments or disputes concerning patent applications, issued patents, or other proprietary rights;
o
actual or anticipated changes in estimates as to financial results, development timelines, or recommendations by securities analysts;
o
announcement or expectation of additional financing efforts;
o
sales of our common stock by us, our insiders, or other stockholders;
o
expiration of lock-up agreements;
o
variations in our financial results or those of companies that are perceived to be similar to us;
o
changes in estimates or recommendations by securities analysts, if any, that cover our stock;
o
changes in the structure of healthcare payment systems;
o
market conditions in the pharmaceutical sector; and
o
general economic, industry, and market conditions.

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

A substantial amount of our total outstanding shares are restricted from immediate resale and may be sold only under the limitations of Rule 144 under the Securities Act of 1933 or pursuant to a future registration statement. The sale of such shares could cause the market price of our common stock to decline significantly, even if our business is doing well.

As of March 14, 2022, we had 25,227,051 shares of common stock outstanding. A substantial number of shares held by our directors, executive officers and other affiliates will continue to be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. However, such limitations may be reduced or removed in the future, if for example such shares are subsequently registered pursuant to the Securities Act. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If such sales occur, or if there is a perception that such sales will occur, the market price of our common stock could fall significantly, even if our business is doing well.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 34.2% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Dr. Werner alone beneficially owns shares representing approximately 21.5% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition, we are currently a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have more than $250 million in public float (based on our common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our common stock), annual revenues of more than $100 million during the most recently completed fiscal year.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

o
establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
o
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
o
provide that our directors may only be removed for cause;
o
eliminate cumulative voting;
o
authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
o
provide our board of directors with the exclusive right to elect a director to fill a vacancy or newly created directorship;
o
permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
o
prohibit stockholders from calling a special meeting of stockholders;
o
require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
o
authorize our board of directors, by a majority vote, to amend the bylaws; and
o
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

o
any action asserting a claim of breach of fiduciary duty;
o
any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; and
o
any action asserting a claim against us that is governed by the internal-affairs doctrine.

The choice of the Court of Chancery of the State of Delaware as the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company shall not apply to suits seeking to enforce a duty or liability created by the Securities Act or the Exchange Act.

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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently are being covered by only two financial analysts. If no additional analysts commence coverage of us or existing analysts cease coverage, the trading price of our stock could decrease. Even if we do obtain additional analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carrybacks generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses arising in taxable years beginning before January 1, 2021, permits a five-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and later.

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

o
increased operating expenses and cash requirements;
o
the potential issuance of our equity securities which would result in dilution to our stockholders;

o
assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;
o
the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;
o
retention of key employees, the loss of key personnel, and uncertainties in our ability to maintain key business relationships;
o
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and regulatory approvals; and
o
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

o
economic weakness, including inflation, or political instability in particular non-U.S. economies and markets;
o
differing and changing regulatory requirements in non-U.S. countries;
o
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
o
difficulties in compliance with non-U.S. laws and regulations;
o
changes in non-U.S. regulations and customs, tariffs and trade barriers;
o
changes in non-U.S. currency exchange rates and currency controls;
o
changes in a specific country’s or region’s political or economic environment;
o
trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
o
negative consequences from changes in tax laws;

o
compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
o
workforce uncertainty in countries where labor unrest is more common than in the United States;
o
difficulties associated with staffing and managing international operations, including differing labor relations;
o
potential liability under the FCPA or comparable foreign laws; and
o
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fire and pandemics such as the ongoing global COVID-19 pandemic.

These and other risks associated with conducting business internationally may materially adversely affect our ability to attain profitable operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Atlanta, Georgia, where we lease a single corporate office. Additionally, we have offices in Boston, Massachusetts which we use as conference spaces for our team, most of whom are based in the surrounding area. It is anticipated that these distinct facilities will be consolidated in the Boston, Massachusetts area during 2022.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Capital Markets under the symbol IKT since our initial public offering on December 23, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

American Stock Transfer & Trust Company, LLC is the transfer agent for our common stock. As of March 14, 2022, there were 15 holders of record of our common stock. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

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

Recent Sales of Unregistered Securities

In January 2020, an accredited investor subscribed for, and the Company issued, 874 shares of its stock in a private placement transaction at a per share price of $5.57. Net proceeds were approximately $4,870. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On June 30, 2020, the Company accepted a fully paid-up subscription for 11,594 shares of its stock from an accredited investor in a private placement transaction at a per share price of $5.50. Total consideration of approximately $63,800 for the subscription was paid into the Company as partial consideration for settlement of the 2020 Note (refer to Note 4 of Notes to Financial Statements for information regarding early settlement of the 2020 Note). Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On August 25, 2020, the Company issued 13,301 fully paid non-assessable shares of its common stock in connection with a net settled exercise of 21,854 warrant shares with a strike price of $2.31 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

On December 28, 2020, the Company issued 44,143 fully paid non-assessable shares of its common stock at the initial public offering, or IPO, price of $10.00 per share in connection with the conversion of $441,430 of principal and accrued interest on a note held by Flagship Consulting, Inc. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In March 2021, an accredited investor subscribed for, and the Company issued 9,000 shares of its stock in exchange for consulting services. The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In May 2021, the Company issued 73,496 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $0.38 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In August 2021, the Company issued 21,853 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In January 2022, the Company issued 21,853 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In February 2022, an accredited investor subscribed for, and the Company issued 50,000 shares of its stock in exchange for consulting services. The fair value of the stock was $67,000 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

Reverse Stock Split

On August 20, 2020, the board of directors adopted resolutions proposing that each 1.14396 shares of the Company’s issued and outstanding common stock, par value $0.001 per share be automatically converted into one fully paid and nonassessable share of common stock, par value $0.001 (the “Reverse Stock Split”) with cash in lieu of fractional shares. On August 21, 2020, shareholders representing a majority of the issued and outstanding common stock approved the Reverse Stock Split. On August 21, 2020, the Company filed with the Delaware Secretary of State its Certificate of Amendment to its Certificate of Incorporation, effective as of August 24, 2020 effecting the Reverse Stock Split.

Repurchases of Equity Securities of the Issuer

During 2021 and 2020, we did not repurchase any of our outstanding securities.

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

In June 2021, the Company issued and sold 15,000,000 fully paid non-assessable shares of its common stock at a public offering price of $3.00 per share (the “June 2021 Offering”). Proceeds from the June 2021 Offering were approximately $41.1 million after deducting offering costs, underwriting discounts and commissions of approximately $3.9 million. The net proceeds are and will be used as working capital by the Company.

No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

There has been no material change in the expected use of the net proceeds from our initial public offering, as described in our final Prospectus filed with the SEC on December 28, 2020 pursuant to Rule 424(b) under the Securities Act. There has been no material change in the expected use of the net proceeds from our public offering, as described in our final Prospectus filed with the SEC on June 17, 2020 pursuant to Rule 424(b) under the Securities Act.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide disclosure regarding selected financial data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes to those statements included elsewhere in this Report. This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

Inhibikase Therapeutics, Inc. ("Inhibikase" or "the Company") is a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. We enrolled 88 subjects in the Phase 1 study. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration, or FDA, agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021, and one cohort of 8 patients have completed the Phase 1b study to date. The Company anticipates initiating Phase 2 studies of IkT-148009 in Parkinson’s disease in the second quarter of 2022, subject to agreements with the FDA. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD. Our efforts in Parkinson’s disease are being extended into other Parkinson’s-related indications, such as the Orphan Disease Multiple Systems Atrophy, or MSA. Depending on the outcome of animal model studies of MSA, the Company may initiate Phase 2 studies of IkT-148009 in MSA in the third quarter of 2022 following regulatory submissions in the U.S. and European Union, or EU. Clinical development of the Company’s oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of the Company’s Investigational New Drug application, or IND, for IkT-001Pro; submission of the IND is anticipated to occur in the second quarter of 2022.

Our advancement of the pre-clinical and clinical development program for MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway. At the same time, we are preparing regulatory submissions to the European Medicines Agency, or EMA, and to the FDA to enable a Phase 2a safety and tolerability study in MSA patients in up to 19 sites in the EU, and up to 6 sites in the U.S. involving 60 patients. The proposed clinical Phase 2a study will have primary endpoints in safety and tolerability and exploratory endpoints in MSA efficacy parameters with 3 month daily dosing at two different doses. While we complete the set-up of the Phase 2a study in MSA, we will complete at least one model study to support advancing IkT-148009 into patients in the third-quarter of 2022. Dosing of patients with MSA will depend on a positive outcome in animal model studies; if IkT-148009 is not a successful therapy in MSA model studies, the Phase 2a clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s Disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat Multiple System Atrophy with regulators in the U.S. and Europe.

We have also advanced clinical batch manufacturing and pill formulation for our platform prodrug technology involving IkT-001Pro. Clinical batch manufacturing was completed in the fourth quarter of 2021 and an IND is planned to be filed in the second quarter of 2022, to include the production of the data package for the final pill formulation.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1 study of IkT-148009 in older and elderly healthy subjects, reporting the outcomes of the completed chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients, completing a Phase 1b extension study of IkT-148009 in Parkinson’s patients and initiating its Phase 2a efficacy study in Parkinson’s patients. Advancement of the Company’s Phase 2a program in PD with IkT-148009 is subject to review and agreements with the FDA. We further anticipate initiating the Phase 2a clinical study in MSA in the U.S. and EU, subject to a successful model study outcome and agreements with regulatory agencies in the U.S. and EU. Finally, we intend to advance IkT-001Pro through IND filing and initiate clinical development, possibly completing clinical development in 2022.

Our programs utilize small molecule, oral protein kinase inhibitors to treat Parkinson’s Disease, or PD, and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. We have not yet observed reversal of functional loss in humans. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Report, it is unknown whether the disease modification seen in the animal models will occur in patients following treatment with IkT-148009.

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

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated orphan drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We plan to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. We have been a frequent recipient of private, state and federal grants for its Research and Development activities, to include funding from the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation. We believe our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

The development of our product candidates could be disrupted and materially adversely affected in the future by a pandemic, epidemic or outbreak of an infectious disease like the recent outbreak of COVID-19. For example, as a result of measures imposed by the governments in regions affected by COVID-19, businesses and schools have been suspended due to quarantines or “stay at home” orders intended to contain this outbreak. COVID-19 continues to have a global impact. International stock markets continue to reflect the uncertainty associated with the slow-down in the world economies and the reduced levels of international travel experienced since the beginning of January 2020. As of the date of this Report, the COVID-19 pandemic has had an impact upon our operations, although we believe that impact is not material. We are still assessing our business plans and the impact COVID-19 may have on our ability to advance the development of our product candidates or to raise financing to support the development of our product candidates, but no assurances can be given that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver components or raw materials on a timely basis or materially and adversely affect our collaborators’ and potential strategic partners’ ability to perform preclinical studies and clinical trials. See “Risk Factors — The ongoing COVID-19 pandemic could materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of current and other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.” for a more detailed presentation of risks associated with the COVID-19 pandemic.

On May 4, 2020, the Company issued a promissory note (the “PPP Note”) in the principal amount of $27,550 to Bank of America in connection with a loan in such amount made by Bank of America under the Paycheck Protection Program (the “PPP Act”) administrated by the United States Small Business Administration (the “SBA”) under provisions of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The PPP Note bore interest at a rate of 1% per annum. The PPP Note was payable over a five-year term commencing six months from the date of the PPP Note. The CARES Act provides that all or a portion of the PPP Note may be forgiven if the Company complies with the requirements of the PPP, including utilizing the proceeds of the PPP Note only for permitted purposes, such as payroll costs. Some or all of this loan may be forgiven if the Company expends not less than 60% of the loan proceeds on qualified payroll costs. The lender and the Small Business Administration determined that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven in 2021.

Our Programs

Our portfolio is focused on developing protein kinase inhibitors to treat PD in the brain and GI tract that arise from dysfunctional alpha-synuclein in PD patients. Using IkT-148009, our lead c-Abl protein kinase inhibitor, we clinically evaluated the impact of c-Abl inhibition on newly diagnosed PD patients, patients early in the course of their disease, and PD patients with GI complications. We are pursuing clinical development using a sequential Phase 1/Phase 2 development approach. The Phase 1/Phase 2 development program, subject to FDA approval, would be followed with one or more Phase 3 clinical trials that we believe could lead to completion of the clinical development program in 2024. IkT-148009 is intended to treat PD in treatment-naïve and early-stage PD patients, along with GI complications such as difficulty in swallowing, or dysphagia, and for treatment of neurogenic constipation.

We have also developed an alternate delivery approach for oral kinase inhibitors by converting them into prodrugs. We developed IkT-001Pro of the anticancer drug Imatinib, to alter the way a protein kinase inhibitor is absorbed in the GI tract and believe it may result in a safer, better tolerated treatment for Imatinib-sensitive cancers. We believe demonstrating the benefits of this technology in a well-known patient population will validate the utility of our prodrug technology. We plan to submit an IND for IkT-001Pro in the second quarter of 2022. Subject to future FDA agreements, we will complete the requirements for submission related to the clinical protocol design and execution of the clinical development program. If positive clinical results are obtained, we believe that clinical development could possibly be completed in 2022. Approval of IkT-001Pro would be sought pursuant to FDA rule 505(b)(2). If approved by the FDA, we would seek to partner this program with a pharmaceutical company to produce and market IkT-001Pro to the CML treatment community. Depending on the terms of the partnership, we may realize revenue from this partnership that could financially contribute to our primary efforts in neurodegenerative disease. Successful validation of our prodrug approach in IkT-001Pro would enable extension of this technology to other development programs, including IkT-148009.

In addition to the programs in PD and CML, we are evaluating development opportunities with other molecules that emerged from the RAMPTM discovery program. These opportunities include research programs in a Parkinson’s-related disease, Dementia with Lewy Body or DLB, that shares with Parkinson’s Disease the activation of c-Abl and the formation of alpha-synuclein aggregates that are chemically modified. DLB is related to PD but lacks an early manifestation of motor neuron dysfunction. It is characterized by progressive loss of cognitive function.

We have also begun animal studies related to two orphan diseases, Multiple System Atrophy (MSA) and Progressive Multifocal Leukoencephalopathy (PML). An orphan disease is defined by the FDA as a disease or condition with a patient population of fewer than 200,000 in the United States. MSA is a rare disease characterized by alpha-synuclein chemical modification, but unlike PD itself, the chemically modified alpha-synuclein does not arise in neurons, rather, aggregates of chemically modified alpha-synuclein arise in oligodendroglial cells. There are approximately 15,000 to 50,000 cases of MSA in the United States. MSA is characterized by simultaneous central and autonomic nervous system failures across multiple organ systems. As MSA shares the hallmarks of c-Abl activation and alpha-synuclein chemical modification with PD, we believe that c-Abl inhibitor therapy holds promise as a treatment. We are working in collaboration with experts at Rush University on this research program.

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

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses accounted for 64% and 25% of our operating expenses for the years ended December 31, 2021 and 2020, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

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

•
the impact of the outbreak of the COVID-19 pandemic which has had an adverse impact on our business, including our preclinical studies and clinical trials;
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

Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our offices in Boston, Massachusetts and Atlanta, Georgia not otherwise included in research and development expenses.

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to further increase our administrative headcount when operating as a public company and as we advance our product candidates through clinical development, which will also likely require us to increase our selling, general and administrative expenses.

Interest Expense

Interest expense consists primarily of our interest expenses related to outstanding debt instruments issued to McDaniel & Associates, PC, Flagship Consulting, Inc., and Dr. Werner. The debt instrument issued to Flagship Consulting, Inc. was subject to automatic conversion of the unpaid principal and accrued interest into shares of our common stock upon the closing of our December 2020 initial public offering. The Flagship Consulting, Inc. debt instrument plus accrued interest was converted into 44,143 shares of our common stock on December 28, 2020 upon consummation of the December 2020 initial public offering. The debt instrument issued to McDaniel & Associates, PC matured on January 1, 2021 or upon the occurrence of certain conditions including the consummation of an initial public offering. The principal and accrued interest on this debt instrument were settled in full in cash on January 1, 2021. The principal balance and accrued interest on the note to Dr. Werner were settled in full in cash on January 3, 2022.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations:

	Year Ended December 31,		Change
	2021	2020	($)	(%)
Grant revenue	$3,100,605	$698,468	$2,402,137	343.9
Research and development	(11,359,104)	(893,802)	(10,465,302)	1,170.9
Selling, general and administrative	(6,507,641)	(2,623,158)	(3,884,483)	148.1
Loss from operations	(14,766,140)	(2,818,492)	(11,947,648)	(423.9)
Interest expense, net	(19,923)	(29,402)	9,479	(32.2)
Net loss	$(14,786,063)	$(2,847,894)	$(11,938,169)	(419.2)

Grant Revenue

Grant revenue for the year ended December 31, 2021 increased by $2,402,137 or 343.9% to $3,100,605 from $698,468 in the prior year. The increase was driven by increased grant research activity during 2021 compared to 2020. During 2020, the Company’s focus was shifted toward advancing its Phase I clinical trials which did not result in grant revenue. The Company utilized its working capital and personnel resources in 2021 to carry on its Phase I clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $10,465,302 or 1,170.9% to $11,359,104 from $893,802 in the prior year. The increase was driven by a $2.4 million increase in grant related research expenditures and a $8.0 million increase in non-grant related research. The non-grant related research and development was expended primarily in connection with the Company’s ongoing Phase I PD clinical trial which commenced in 2021.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,884,483 or 148.1% to $6,507,641 from $2,623,158 in the prior year. The increase was primarily the result of increased director and officer’s liability insurance of $1.4 million, increased legal fees, board fees, investor relation and consulting fees of $1.3 million relating to operating as a public company registrant since December 2020, administrative wages of $0.8 million and a net increase of $0.6 million for other normal operating expenses offset by a decrease in non-cash stock compensation expense of $0.2 million.

Interest Expense

Interest expense decreased by $9,479 or 32.2% to $19,923 from $29,402 in the prior year. The net decrease was driven by a significant decrease in outstanding notes payable which were settled upon completion of the December 2020 IPO, partially offset by interest expense incurred during 2021 in connection with D&O insurance premium financing. The D&O insurance premium loan was repaid in full from the proceeds of the June 2021 Offering. In the 2020 comparable period insurance premiums were not significant, prior to the December 2020 IPO, and were not financed.

Liquidity and Capital Resources

Sources of Liquidity

Up until our 2020 IPO, we funded more than 90% of our operations from federal contracts and federal and non-federal grants. From our inception through December 31, 2021, we generated aggregate cash proceeds of approximately $23.5 million from private, state and federal contracts and grants, and $1.4 million in equity sales of unregistered common stock. On December 28, 2020, the Company completed its IPO, in which the Company sold and issued 1,800,000 shares of its common stock at a price to the public of $10.00 per share. The Company received aggregate net proceeds of approximately $14.6 million after deducting offering costs, underwriting discounts and commissions of $3.4 million. In connection with the June 2021 Offering, the Company issued and sold 15,000,000 fully paid non-assessable shares of its common stock at a public offering price of $3.00 per share. Proceeds from the June 2021 Offering were $41.1 million after deducting offering costs, underwriting discounts and commissions of approximately $3.9 million.

At December 31, 2021, the Company had working capital of $38,415,549, an accumulated deficit of $29,817,687, cash of $40,750,133 and accounts payable and accrued expenses of $3,805,539. The Company had active grants in the amount of $385,888, all of which remained available in accounts held by the U.S. Treasury as of March 14, 2022.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 initial public offering, we incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $29,817,687 at December 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $38,415,549 at December 31, 2021 and active grants in the amount of $385,888, all of which remained available in accounts held by the U.S. Treasury as of March 14, 2022. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials beyond the third quarter of 2023. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We believe that our existing cash resources as of December 31, 2021 will enable us to fund our operating requirements into the third quarter of 2023. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(14,297,051)	$(1,129,355)

Net cash provided by financing activities	$41,093,671	$15,064,411
Net increase in cash	$26,796,620	$13,935,056

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2021 totaled $14,297,051, and consisted primarily of a net loss of $14,786,063 adjusted for non-cash stock compensation of  $1,531,876, non-cash warrant expense of $688,784, non-cash consulting fees of $60,391, non-cash PPP loan forgiveness of $27,550, decrease in accounts receivable of $110,141, decrease in prepaid expenses and other assets of $1,447,888, decrease in accounts payable of $630,902, decrease in deferred revenue of $2,325,741, increase in prepaid research and development of $667,356 and an increase in accrued expenses and other current liabilities of $2,082,827.

Net cash flows used in operating activities for the year ended December 31, 2020 totaled $1,129,355, and consisted primarily of a net loss of $2,847,894 adjusted for non-cash stock compensation of  $573,695, non-cash warrant expense of $1,443,426, non-cash consulting fees of $148,795, non-cash interest expense of $17,260, decrease in prepaid expenses and other assets of $37,913, decrease in accrued expenses and other current liabilities of $1,076,758, decrease in accounts payable of $247,071 and an increase in deferred revenue of $897,105.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the year ended December 31, 2021 totaled $41,093,671, which consisted of $41,135,357 in proceeds from issuance of common stock in connection with our June 2021 Offering offset by $42,534 in debt payments.

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

Up until our 2020 IPO, we funded more than 90% of our operations from federal contracts and federal and non-federal grants. We raised $16.1 million in net proceeds from our 2020 IPO and $41.1 million in net proceeds from our June 2021 Offering. We expect this trend of raising capital from a combination of grants and equity sales to continue for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

The Company accounts for its lease under ASC 842. The Company has elected to apply the short-term lease exception to leases of one year or less. In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. Since the end of the one-year initial term on July 31, 2019, the lease continues on a month-to-month basis.

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

For options or warrants granted to non-employee consultants prior to January 1, 2020, the fair value of these options was remeasured using the Black-Scholes-Merton option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

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

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting ("ASU 2018-07"), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employee consultants. The estimated fair value of unvested options granted to non-employee consultants is no longer remeasured at each reporting date through the date of final vesting. The adoption of this ASU did not have a material impact on the Company’s financial statements.

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

The intrinsic value of all in the money outstanding options as of December 31, 2021 was approximately $2.0 million, based on the closing price of our common stock of $1.47 per share at December 31, 2021, all of which is related to vested options.

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

Accounting Standards Adopted

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years, and after December 15, 2020 and interim periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of March 14, 2022:

Name	Age	Position
Executive Officers:
Milton H. Werner, Ph.D.	59	President, Chief Executive Officer and Director
Joseph Frattaroli, C.P.A.	60	Chief Financial Officer
Non-Employee Directors:
Elizabeth O’Farrell(1)(2)(4)	57	Director
Roy Freeman, M.D.(2)(3)	70	Director
Paul Grint, M.D.(1)(2)(3)(5)	64	Director
Dennis Berman(1)(3)(6)	71	Director

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

On March 11, 2010, Vaso Active Pharmaceutics, Inc. (“Vaso”), for which Mr. Frattaroli was acting CEO and President, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, which on July 11, 2016 was converted into a Chapter 7 case. On October 9, 2012, the U.S. Bankruptcy Court for the District of Delaware (the “Court”) ruled in an action by the Avoidance Action Trustee (the “Trustee”) brought against Mr. Frattaroli that certain transfers by Vaso to Mr. Frattaroli should be avoided. On December 19, 2012, the Trustee procured a final judgment against Mr. Frattaroli in the amount of $322,827 plus interest.

On September 25, 2018, the Trustee entered into a Settlement Agreement with Mr. Frattaroli providing for the payment of $35,000 in full and complete satisfaction of the judgment which was approved by the Court on October 29, 2018.

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

Non-Employee Directors

Dennis Berman has served as a member of our Board of Directors since December 22, 2020. He has been a co-founder, board member, and/or seed investor in many private biotechnology and technology companies, five of which have gone public. Since June 2017, Mr. Berman has served as the President of Molino Ventures, LLC, a board advisory and venture capital firm. From May 2008 to April 2017, he served as co-founder and Executive Vice President of Corporate Development of Tocagen Inc., a publicly traded gene therapy company utilizing a retrovirus and prodrug to activate patients’ immune systems against their cancers, which merged with Forte Biosciences, Inc. in June 2020. He also served as a member of the board of directors of Tocagen Inc. from August 2007 to April 2017. Other public companies for which Mr. Berman has served as a seed investor, co-founder, and/or board member include Intervu, one of the first software-as-a-service companies, Kintera Inc., an online fundraising pioneer, Gensia, a company that focused on purine/pyrimidine metabolism compounds, and Viagene, the first U.S. gene therapy company, which utilized a non-replicating retrovirus. Mr. Berman also was a seed investor in the water treatment company Calabrian. Previously, Mr. Berman was a corporate law partner at several large law firms, including Reavis & McGrath (now Norton Rose Fulbright) and Sonnenschein Nath & Rosenthal (now Dentons). Mr. Berman holds a B.S. from the Wharton School of the University of Pennsylvania in Accounting/ Economics, a B.A. from the University of Pennsylvania in Economics, and a J.D. from Harvard Law School. He has been an Entrepreneur in Residence at Harvard’s Innovation Lab (i-lab) and a guest speaker at the Harvard School of Public Health. We believe Mr. Berman’s skills in corporate governance, corporate finance, and value creation in early and late stage pharmaceutical and biotechnology companies make him uniquely qualified to serve on our board of directors.

Roy Freeman, M.D. has served as a member of our Board of Directors since December 22, 2020. He has been a Professor of Neurology at the Harvard Medical School and Director of the Center for Autonomic and Peripheral Nerve Disorders in the Department of Neurology at Beth Israel Deaconess Medical Center in Boston, Massachusetts since 1990. Dr. Freeman is a founder and served on the board of directors of NeuroBo Pharmaceuticals, Inc. from 2017-2019; and a founder and serves on the board of directors of Cutaneous Neurodiagnostic Life Sciences, Inc. Dr. Freeman is the former chairman of the World Federation of Neurology research group on the autonomic nervous system, former president of the American Autonomic Society, and former chairman of the Autonomic Section of the American Academy of Neurology. He serves on the Executive Committee and the Steering Committee of the Analgesic, Anesthetic, and Addiction Clinical Trial Translations, Innovations, Opportunities, and Networks (ACTTION), a public-private partnership with the United States FDA. Dr. Freeman is Editor-in-Chief of Autonomic Neuroscience: Basic and Clinical and on the editorial boards of Pain: Clinical Updates and Clinical Autonomic Research. He is a founder of several companies in pain and neurodegenerative disease and is on the scientific advisory boards of many large and small pharmaceutical and biotechnology companies. His research and clinical interests are biomarker development in neurodegenerative disease, the physiology and pathophysiology of the small nerve fibers and the autonomic nervous system, and clinical trial design methodology in peripheral and central nervous system disease. He is and has been the principal investigator on NIH-funded studies on the neurological complications of diabetes, the neurobiology of stress, and biomarker development in alpha-synucleinopathies. He has been principal investigator on many neurodegenerative disease and neuropathic pain clinical trials. He has authored more than 260 original reports, chapters, and reviews. Dr. Freeman received his medical degree from the University of Cape Town. We believe Dr. Freeman’s specific and extensive experience in clinical treatment of Parkinson’s and other neurological disorders coupled with his extensive experience as a director of pharmaceutical companies and as an advisor of novel therapies for neurological diseases makes him uniquely qualified to serve on our board of directors.

Paul Grint, M.D. has served as a member of our Board of Directors since December 22, 2020. He has served as a member of the board of directors of January Therapeutics and Persephone Biosciences since 2021. Since 2020, Dr. Grint has served as a member of the board of directors and as a member of the compensation committee of the board of directors of Cardea Bio. Since 2014, he has served as a member of the board of directors and as a member of the compensation committee of the board of directors of Synedgen. From 2017 to 2019, Dr. Grint served as Chief Executive Officer of AmpliPhi Biosciences and as a member of AmpliPhi Bioscience’s board of directors from 2015 to 2019. From 2014 to 2017, Dr. Grint served as Chief Executive Officer of Regulus Therapeutics, Inc., a publicly-traded clinical stage biopharmaceutical company. Dr. Grint has more than two decades of experience in biologics and small-molecule research and development, including the successful approval and commercialization of products in the infectious diseases, immunology, and oncology therapeutic areas. Dr. Grint has also served in senior management roles at Cerexa, Forest Laboratories, Kalypsys, Pfizer, IDEC Pharmaceuticals, and Schering-Plough Corporation. He is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and holds a B.Sc. from St. Mary’s Hospital College, University of London and an M.B. and B.S. from St. Bartholomew’s Hospital College, University of London. Dr. Grint’s extensive leadership experience as both Chief Executive Officer and as a director of privately held and public companies along with his extensive experience in clinical pharmaceutical development makes him uniquely qualified to serve on our board of directors.

Elizabeth O’Farrell has served as a member of our Board of Directors since December 22, 2020. She has served as a member of the board of directors and as a member of the audit committee of the board of directors of Geron Corporation since March 2019 and now as Chair of the audit committee starting in February 2022. Since June 2018, Ms. O’Farrell has served as a member of the board of directors of PDL BioPharma, Inc. Since February, 2021, Ms. O’Farrell is a member of the board of directors of Lensar and serves as member and chair of their Audit Committee. Ms. O’Farrell retired in 2017 after a 25-year career with Eli Lilly and Company, most recently serving as Chief Procurement Officer and Leader, Global Shared Services from January 2012 to December 2017. Prior to that, she advanced through a number of executive management positions including Senior Vice President, Policy and Finance; Senior Vice President, Finance; Chief Financial Officer, Lilly USA; Chief Financial Officer, Lilly Canada; and General Auditor. Before joining Eli Lilly, Ms. O’Farrell was an accountant with Boise Cascade Office Products and served as an auditor at Whipple & Company and Price Waterhouse. Ms. O’Farrell was an active board member of the YMCA of Greater Indianapolis for more than a decade and served as its Chair from 2014 to 2016. From 2014 to 2016, she was also a member of the Finance Committee of the United Way of Brevard County Florida and a volunteer mentor with WeVenture, a small business mentoring program affiliated with the Florida Institute of Technology. Ms. O’Farrell previously served on the boards of the Washington Township Schools Foundation and Keep Indianapolis Beautiful. Ms. O’Farrell holds a B.S. in accounting with honors and an M.B.A. in management information systems, both from Indiana University. Ms. O’Farrell’s extensive financial management experience in the pharmaceutical industry and her financial management of strategic partnerships and supply chain management make her uniquely qualified to serve on our board of directors.

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

Our amended and restated certificate of incorporation provides that our board of directors will be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

•
the Class I director is Dr. Werner, and his term will expire at the annual meeting of stockholders to be held in 2024;
•
the Class II directors are Dr. Freeman and Dr. Grint, and their terms will expire at the annual meeting of stockholders to be held in 2022; and
•
the Class III directors are Mr. Berman and Ms. O’Farrell, and their terms will expire at the annual meeting of stockholders to be held in 2023.

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

Board of Directors Leadership Structure

As a general policy, our board of directors believes that separation of the positions of Chairperson and Chief Executive Officer reinforces the independence of our board of directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our board of directors as a whole. As such, Dr. Werner serves as our President and Chief Executive Officer. At the present time the Company does not expect to have a Chairperson of our board of directors. Such Chairperson of our board of directors, when appointed, will not be an officer. We expect and intend the positions of Chairperson of our board of directors, when and if appointed, and Chief Executive Officer to continue to be held by two separate individuals in the future.

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

Our audit committee operates under a written charter that became effective immediately prior to the completion of our December 2020 initial public offering.

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

Our compensation committee operates under a written charter that became effective immediately prior to the completion of the December 2020 initial offering.

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

Our corporate governance and nominating committee operates under a written charter that became effective prior to the completion of the December 2020 initial public offering and which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2021 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required. We believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2021.

Item 11. Executive Compensation.

Our named executive officers for 2021 which consist of our principal executive officer and the next most highly compensated executive officer, are:

•
Milton H. Werner, Ph.D., our President and Chief Executive Officer; and
•
Joseph Frattaroli, C.P.A., our Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2020 and December 31, 2021:

Name and Principal Position	Year	Salary ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Milton H. Werner, Ph.D.	2021	455,000	—	17,107	472,107
President and Chief Executive Officer	2020	292,800	653,378	14,541	960,719
Joseph Frattaroli, C.P.A.	2021	375,000	—	—	375,000
Chief Financial Officer	2020	300,000	1,342,220	—	1,642,220

(1)
Salary paid to Mr. Frattaroli in 2020 includes all amounts paid in respect of his services, whether paid to him personally or to Flagship Consulting, Inc. Half of the amounts paid to Mr. Frattaroli in 2020 was paid through a promissory note, which note was converted into shares of our common stock concurrent with the consummation of our December 2020 initial public offering.
(2)
The amount represents the aggregate grant date fair value of the option award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in footnote 6, Stock-Based Compensation, to our audited financial statements included elsewhere in this Report.
(3)
The amount represents $5,023 for life insurance policy premiums and $12,084 in automobile expenses in 2021 and $2,615 for life insurance policy premiums and $11,926 in automobile expenses in 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2021:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Milton H. Werner	11/1/2015	21,854	—	—	2.31	11/1/2025
	11/1/2016	21,854	—	—	2.31	11/1/2026
	11/1/2017	21,854	—	—	2.31	11/1/2027
	11/1/2018	21,854	—	—	4.79	11/1/2028
	11/1/2019	21,854	—	—	5.57	11/1/2029
	12/22/2020	33,333	66,667	—	10.00	12/22/2027
Joseph Frattaroli	8/25/2020	21,854	—	—	5.90	8/25/2027
	8/25/2020	150,000	—	—	5.90	8/25/2027
	12/22/2020	33,333	66,667	—	10.00	12/22/2027
(1)
The grant of 150,000 options to Mr. Frattaroli with a grant date of August 25, 2020 was issued to Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli.
(2)
One third of these grants vested and became exercisable on the first anniversary of the closing of our initial public offering (i.e. December 28, 2021) and the remainder will vest and become exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to continued service through each vesting date.

Narrative Disclosure to Summary Compensation Table

Milton H. Werner, Ph.D. Employment Agreement

In December, 2020, we entered into an employment agreement with Dr. Werner (the “Werner Employment Agreement”) which became effective upon the Company’s December 2020 initial public offering. Under the Werner Employment Agreement, Dr. Werner serves as the President and Chief Executive Officer of the Company. Under the agreement, he receives an annual base salary of $510,000 (increased effective March 1, 2022 from $455,000) and is eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary (increased effective March 1, 2022 from 35%), which cash bonus is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the year. Under the Werner Employment Agreement, Dr. Werner also was granted a stock option to purchase 100,000 shares of Company common stock under our equity incentive plan as described under "Equity Compensation" below.

Pursuant to the Werner Employment Agreement, Dr. Werner is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality obligations.

In the event of a termination of Dr. Werner's employment by the Company without "cause" or by Dr. Werner for "good reason" other than in connection with a change in control, Dr. Werner is entitled to receive: (i) an amount equal to 12 months of his base salary, paid out in equal installments over a six-month period; (ii) payment of any annual bonus accrued for the year prior to termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus (pro-rated based on the number of days Dr. Werner was employed during the year) for the year of termination based on actual performance through the end of the year and paid when bonuses are paid to other senior executives of the Company; (iv) reimbursement of COBRA premiums for up to 12 months; and (v) full vesting for any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six (6) months following such a termination.

In the event of a termination of Dr. Werner's employment by the Company without "cause" or by Dr. Werner for "good reason" within 12 months following a change in control, Dr. Werner is entitled to receive (i) an amount equal to 18 months of his base salary, paid out in equal installments over a 12-month period; (ii) payment of any annual bonus accrued for the year prior to termination (to the extent not already paid); (iii) an amount equal to his-then target annual bonus; (iv) payment of a pro-rated target annual bonus (pro-rated based on the number of days Dr. Werner was employed during the year) for the year of termination; (v) reimbursement of COBRA premiums for up to 18 months; and (vi) full vesting for any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six (6) months following such a termination.

The receipt of any termination benefits described above is subject to Dr. Werner’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Werner Employment Agreement.

In the event of Dr. Werner’s termination due to death or disability, Dr. Werner will receive full vesting for any outstanding, unvested equity awards granted to him by the Company.

To comply with Massachusetts law governing non-competition agreements, the Werner Employment Agreement also provides for monthly severance payments in connection with any termination other than by the Company without "cause", by Dr. Werner for "good reason" or due to death. Such severance payments are in an aggregate amount equal to one-half of Dr. Werner’s highest annual base salary during the two years preceding termination. Such severance payments will be paid over either (A) a six-month period in the event of a termination that is not in connection with a change in control, or (B) a 12-month period in the event the termination occurs within 12 months following a change in control.

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

“Good Reason” means generally: a material diminution in authority, duties or responsibilities; a material diminution in base salary that persists for longer than 12 months; or a material breach of the Werner Employment Agreement by the Company. For good reason to apply, Dr. Werner must provide notice to the Company within 90 days of the initial existence of one of the above conditions, the Company fails to cure such condition within 30 days, and Dr. Werner terminates his employment within 180 days following the initial existence of the condition.

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

Joseph Frattaroli, C.P.A. Employment Agreement

On October 24, 2018, the Company entered into an employment agreement with Mr. Frattaroli (the “Frattaroli Employment Agreement”) which became effective upon the closing of the December 2020 initial public offering. Under the Frattaroli Employment Agreement, Mr. Frattaroli receives an annual base salary of $400,000 (increased effective March 1, 2022 from $375,000) and is eligible to receive a discretionary annual target cash bonus of 40% of his annual base salary (increased effective March 2022 from 30%).

Under the Frattaroli Employment Agreement, Mr. Frattaroli also was granted a stock option to purchase 100,000 shares of Company common stock under our equity incentive plan, as described under “Equity Compensation” below.

Pursuant to the Frattaroli Employment Agreement, Mr. Frattaroli is subject to a one-year post-termination non-compete and non-solicit of employees and clients. He is also bound by confidentiality obligations.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “cause” or by Mr. Frattaroli for “good reason” other than in connection with a change in control, Mr. Frattaroli is entitled to receive: (i) severance payments equal to nine months of his base salary, paid out in equal installments in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus (pro-rated based on the number of days Mr. Frattaroli was employed during the year) for the year of termination based on actual performance through the end of the year and paid when bonuses are paid other senior executives of the Company; and (iv) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to nine months following termination.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “cause” or by Mr. Frattaroli for “good reason” within 12 months following a change in control, Mr. Frattaroli is entitled to receive: (i) severance payments equal to 12 months of his base salary, paid in a lump sum; (ii) payment of any annual bonus accrued for the year prior to termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus (pro-rated based on the number of days Mr. Frattaroli was employed during the year) for the year of termination based on target; (iv) an amount equal to his-then target annual bonus; (v) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to 12 months following termination; and (vi) full vesting for any outstanding, unvested equity awards granted to him by the Company.

The receipt of any termination benefits described above is subject to Mr. Frattaroli’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Frattaroli Employment Agreement.

To comply with Massachusetts law governing non-competition agreements, the Frattaroli Employment Agreement also provides for monthly severance payments in connection with any termination other than by the Company without “cause”, by Mr. Frattaroli for “good reason” or due to death. Such severance payments are in an aggregate amount equal to one-half of Mr. Frattaroli’s highest annual base salary during the two years preceding termination. Such severance payments will be paid over either (A) a nine-month period in the event of a termination that is not in connection with a change in control, or (B) a 12-month period in the event the termination occurs within 12 months following a change in control.

Under the Frattaroli Employment Agreement, “cause” means generally: the commission of an act of disloyalty, dishonesty, breach of trust, fraud, misconduct, bad faith, embezzlement, misappropriation of Company assets, or destruction of Company property; gross negligence in the performance of employment duties; refusal, failure or willful nonfeasance to perform employment duties; failure to comply with Company policy (subject to a cure right); conduct which is materially detrimental to the reputation, goodwill or business operation of the Company; the conviction for, or plea of nolo contendere, to a felony; or a breach of the Frattaroli Employment Agreement by Mr. Frattaroli (subject to a cure right).

“Good Reason” and “Change in Control” under the Frattaroli Employment Agreement have the same meanings as those provided in the Werner Employment Agreement, as described above.

Equity Compensation

In August 2020, we granted to Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, two warrants to purchase shares of our common stock exercisable at $5.90 per share in connection with the consulting services provided to the Company by Mr. Frattaroli. Each warrant has a term of seven years. The first warrant for 21,854 shares of our common stock was fully vested as of the grant date. The second warrant for 150,000 shares of our common stock vested on the first anniversary of the grant date, August 25, 2021.

On December 22, 2020, in connection with our initial public offering, we granted to each of Dr. Werner and Mr. Frattaroli an option to purchase 100,000 shares of our common stock under our 2020 Equity Incentive Plan. These grants have a ten year term and exercise price of $10.00 per share. One third of these grants became exercisable on the first anniversary of the closing of our initial public offering (i.e. December 28, 2021) and the remainder will vest and become exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to continued service through each date.

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

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans, which are paid by the Company at 90% following the completion of the December 2020 initial public offering, with the remainder paid by the eligible employee. In addition, it is the Company’s practice to reimburse Dr. Werner $418.76 per month in respect of premiums that he pays on his life insurance policy. The Company also paid Dr. Werner $12,084 in 2021 for automobile expenses.

Director Compensation

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman	50,000	40,000	90,000
Dr. Roy Freeman	48,000	40,000	88,000
Dr. Paul Grint	58,000	40,000	98,000
Ms. Elizabeth O’Farrell	65,000	40,000	105,000

(1)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with ASC 718. The assumptions used in calculating the grant date fair value of the award disclosed in this column are set forth in Note 6, Stock-Based Compensation, to our audited financial statements included elsewhere in this Report.

Our board of directors has approved the following compensation program for our non-employee directors, which became effective upon conclusion of the December 2020 initial public offering. Each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards as described below. Our board of directors may revise non-employee director compensation as it deems necessary or appropriate.

Cash Compensation

All non-employee directors are entitled to receive the following cash compensation for their services:

•
$40,000 per year for service as a board member;
•
$30,000 per year additionally for service as non-executive Chairperson of the Board;
•
$20,000 per year additionally for service as chair of the audit committee;
•
$10,000 per year additionally for service as member of the audit committee, increased from $5,000 per year, effective January 1, 2022 (excluding committee chair);
•
$10,000 per year additionally for service as chair of the compensation committee;
•
$5,000 per year additionally for service as member of the compensation committee (excluding committee chair);
•
$5,000 per year additionally for service as chair of the corporate governance and nominating committee;
•
$4,000 per year additionally for service as member of the corporate governance and nominating committee, increased from $3,000 per year, effective January 1, 2022 (excluding committee chair);

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

On June 25, 2021 each non-employee director received an annual grant of non-qualified stock options with a grant date fair value of $40,000, which options will vest one year after the grant date, subject to the grantee’s continued service through that date. The Company intends to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

Scientific Advisory Board Compensation

With the exception of Drs. Ted and Valina Dawson, each member of our scientific advisory board earns $400-600 per hour for his or her service as a member of our scientific advisory board, and, in January 2021, received a one-time stock option grant in respect of 11,438 shares of our common stock. Unlike other scientific advisory board members, we have ongoing pre-clinical research collaborations with Drs. Ted and Valina Dawson and therefore they each received a stock option grant in 2017 in respect of 131,123 shares of our common stock with a five-year vesting period and an exercise price of $2.31. We also reimburse each member of our scientific advisory board for all reasonable and necessary expenses in connection with the performance of his or her services. Members of the scientific advisory board who are also our employees or directors receive no additional compensation for their service on the scientific advisory board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 14, 2022 by:

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

We have based our calculation of the percentage of beneficial ownership on 25,227,051 shares of our common stock outstanding on March 14, 2022. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 14, 2022, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite 1900, Atlanta, GA 30339.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Milton H. Werner, Ph.D.(1)	5,471,927	21.6%
Joseph Frattaroli, C.P.A.(2)	263,219	1.0%
Dennis Berman(3)	137,948	*
Roy Freeman, M.D.(4)	137,948	*
Paul Grint, M.D.(5)	137,948	*
Elizabeth O’Farrell(6)	137,948	*
All executive officers and directors as a group (six persons)	6,286,938	24.0%
5% Stockholders
Daniel Kalman, Ph.D.(7)	1,748,313	6.5%
FiveT Investment Management LTD (8)	1,517,000	6.0%

* Represents beneficial ownership of less than one percent.

(1)
Consists of (a) 5,315,433 shares held of record by Milton H. Werner, Ph.D. and (b) 156,494 shares underlying options exercisable within 60 days of March 14, 2022.
(2)
Consists of (a) 44,143 shares held of record by Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, (b) 47,222 shares underlying options exercisable within 60 days of March 14, 2022 and (c) 171,854 shares underlying warrants exercisable within 60 days of March 14, 2022.
(3)
Consists of 137,948 shares underlying options exercisable within 60 days of March 14, 2022.
(4)
Consists of 137,948 shares underlying options exercisable within 60 days of March 14, 2022.
(5)
Consists of 137,948 shares underlying options exercisable within 60 days of March 14, 2022.
(6)
Consists of 137,948 shares underlying options exercisable within 60 days of March 14, 2022.
(7)
Daniel Kalman reports sole voting power with respect to 1,748,313 shares of common stock and sole dispositive power with respect to 1,748,313 shares of common stock. The address for Daniel Kalman is 3243 Wake Robin Trail, Atlanta, Georgia 30341. For information regarding Daniel Kalman, we have relied solely on the Schedule 13G filed with the SEC by Daniel Kalman on March 23, 2021.
(8)
FiveT Investment Management LTD reports shared voting power and shared dispositive power with respect to 1,517,000 shares of common stock with FiveT Capital AG as the reporting persons. The address of each of the reporting persons is c/o Waystone Corporate Services, Suite 5B201, 2nd Floor, One Nexus Way, Camana Bay, Grand Cayman, Cayman Islands KY1-1108. We have relied solely on the Schedule 13G filed with the SEC by FiveT Investment Management LTD on January 10, 2022.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Stock Options	3,659,366	$2.43	8,247,509
Warrants	1,561,913	$5.83	—
Equity Compensation Plans not approved by stockholders	—	—	—

We maintain the 2020 Plan, a stock option plan, which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our December 2020 initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2021, there were 8,247,509 shares reserved for issuance under the 2020 Plan that remained available. Prior to our December 2020 initial public offering we maintained the Company's Equity Incentive Plan (the "2011 Plan"). We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in that plan. See also the section titled “Warrants” for additional information on the warrants granted to Kubera North America, Inc., the six members of Scientific Advisory Board, Flagship Consulting, Inc. and Frank McDaniel, our former outside counsel.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Management” and “Executive Compensation,” the following is a description of each transaction since January 1, 2019 or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the sections titled “Management” and “Executive Compensation."

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

Indemnification Agreements

We entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification that will be provided for in our amended and restated certificate of incorporation and amended and restated bylaws. The indemnification agreements and our amended restated certificate of incorporation and amended and restated bylaws that became effective upon the completion of December 2020 initial public offering require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled “Executive Compensation — Limitation of Liability and Indemnification” for additional information.

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

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note increased the principal amount of the CEO Note to $248,911 to account for 1.59% APR simple interest accrued, extended the stated maturity date of the CEO Note to the earlier to occur of the 30th month following the Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of the December 2020 initial public offering. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%, compounded semi-annually. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note are the same, in all material respects, to the CEO Note. The principal balance and accrued interest on the CEO Note were settled in full in cash on January 3, 2022.

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

	12/31/2021	12/31/2020
Audit Fees (1)	$232,900	$374,000
Audit-Related Fees (2)	29,800	19,000
Tax Fees	—	—
All other fees	—	—
	$262,700	$393,000

(1)
Audit fees for the year ended December 31, 2021 represent fees for professional services rendered during 2021 for the audit of our annual financial statements, the review of our quarterly financial statements, for S-1 services rendered during 2021 in connection with our June 2021 Offering and for S-8 services rendered during 2021. Audit fees for the year ended December 31, 2020 represent fees for professional services rendered during 2020 for the audit of our 2020, 2019, and 2018 financial statements, the review of our quarterly financial statements and for S-1 services rendered during 2020 in connection with our December 2020 initial public offering.
(2)
Audit related fees represent fees for professional services rendered during 2021 in connection with our 2019 NIH grants program (“Yellow Book”) audit. Audit related fees represent fees for professional services rendered during 2020 in connection with our 2018 Yellow Book audit.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inhibikase Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2018.

Holmdel, New Jersey

March 31, 2022

Inhibikase Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$40,750,133	$13,953,513
Accounts receivable	110,141	—
Prepaid research and development	107,000	774,356
Prepaid expenses and other current assets	1,502,725	54,837
Total assets	$42,469,999	$14,782,706
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,089,778	$1,720,680
Accrued expenses and other current liabilities	2,715,761	632,934
Deferred revenue	—	2,325,741
Notes payable	248,911	42,534
Total	4,054,450	4,721,889
Notes payable, net of current portion	—	276,461
Total liabilities	4,054,450	4,998,350
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020; 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,155,198 and 10,050,849 shares issued and outstanding at December 31, 2021 and 2020	25,155	10,051
Additional paid-in capital	68,208,081	24,805,929
Accumulated deficit	(29,817,687)	(15,031,624)
Total	38,415,549	9,784,356
Total liabilities and stockholders’ equity	$42,469,999	$14,782,706

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2021	2020
Revenue:
Grant revenue	$3,100,605	$698,468
Total revenue	3,100,605	698,468
Costs and expenses:
Research and development	11,359,104	893,802
Selling, general and administrative	6,507,641	2,623,158
Total costs and expenses	17,866,745	3,516,960
Loss from operations	(14,766,140)	(2,818,492)
Interest expense	(19,923)	(29,402)
Net loss	$(14,786,063)	$(2,847,894)
Net loss per share – basic and diluted	$(0.81)	$(0.35)
Weighted-average number of common shares – basic and diluted	18,209,198	8,212,581

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	8,180,937	$8,181	$7,685,533	$(12,183,730)	$(4,490,016)
Stock-based compensation expense	—	—	573,695	—	573,695
Issuance of warrants	—	—	1,443,426	—	1,443,426
Issuance of common stock	14,175	15	4,855	—	4,870
Conversion of notes	55,737	55	505,175	—	505,230
Issuance of initial public offering common stock	1,800,000	1,800	14,593,245	—	14,595,045
Net loss	—	—	—	(2,847,894)	(2,847,894)
Balance at December 31, 2020	10,050,849	10,051	24,805,929	(15,031,624)	9,784,356
Stock-based compensation expense	—	—	1,531,876	—	1,531,876
Issuance of warrants	—	—	688,784	—	688,784
Issuance of common stock	9,000	9	60,382	—	60,391
Issuance of common stock, stock options exercised	95,349	95	753	—	848
Issuance of underwritten public offering common stock	15,000,000	15,000	41,120,357	—	41,135,357
Net loss	—	—	—	(14,786,063)	(14,786,063)
Balance at December 31, 2021	25,155,198	$25,155	$68,208,081	$(29,817,687)	$38,415,549

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
Operating activities
Net loss	$(14,786,063)	$(2,847,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,531,876	573,695
Non-cash consulting fees	60,391	148,795
Non-cash interest	—	17,260
Non-cash PPP loan forgiveness	(27,550)	—
Warrant expense	688,784	1,443,426
Changes in operating assets and liabilities:
Accounts receivable	(110,141)	—
Prepaid expenses and other assets	(1,447,888)	(37,913)
Prepaid research and development	667,356	—
Accounts payable	(630,902)	(247,071)
Accrued expenses and other current liabilities	2,082,827	(1,076,758)
Deferred revenue	(2,325,741)	897,105
Net cash used in operating activities	(14,297,051)	(1,129,355)

Financing activities
Proceeds from notes payable	—	272,800
Proceeds from issuance of common stock	—	4,870
Issuance of common stock from exercise of stock options	78,500	—
Payment of employee taxes in connection with stock option exercise	(77,652)	—
Proceeds from issuance of common stock from public offerings, net of issuance costs	41,135,357	14,786,741
Repayments of note payable	(42,534)	—
Net cash provided by financing activities	41,093,671	15,064,411
Net increase in cash	26,796,620	13,935,056
Cash at beginning of year	13,953,513	18,457
Cash at end of year	$40,750,133	$13,953,513
Supplemental disclosures of cash flow information
Cash paid for interest	$1,148	$6,249
Non-cash financing activities
Notes payable settled with common stock	$—	$505,230
Notes payable settled with new notes payable	$—	$42,534

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Consolidated Financial Statements

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

The Company’s registration statement on Form S-1 filed during 2020 in connection with its initial public offering (“IPO”) was declared effective on December 22, 2020 by the Securities and Exchange Commission (the “SEC”), and the Company’s common stock began trading on the Nasdaq Capital Market on December 23, 2020. On December 28, 2020, the Company completed its IPO, in which the Company sold and issued 1,800,000 shares of its common stock at a price to the public of $10.00 per share. The Company received aggregate net proceeds of approximately $14.6 million after deducting offering costs, underwriting discounts and commissions of $3.4 million. On June 18, 2021, the Company issued and sold 15,000,000 fully paid non-assessable shares of its common stock at a public offering price of $3.00 per share(the “June 2021 Offering”). Proceeds from the June 2021 Offering were $41.1 million after deducting offering costs, underwriting discounts and commissions of approximately $3.9 million.

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

In addition to programs in PD, our platform drug discovery and delivery technologies have identified additional opportunities, including a potential treatment for bacterial or viral infections in the brain using a single agent at fixed dose, and an oncology opportunity in stable-phase Chronic Myelogenous Leukemia, or CML. Our product for CML, IkT-001Pro, is a prodrug of the anticancer agent Imatinib. A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Imatinib is an FDA designated Orphan Drug and is the standard-of-care treatment for stable-phase CML. In the United States, orphan drug designation entitles a party to incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. We plan to submit an IND to initiate clinical development for IkT-001Pro in the second quarter of 2022. We intend to submit a new drug application, or NDA, for IkT-001Pro pursuant to Section 505(b)(2) of the Federal Food, Drug and Cosmetic Act, which specifies the requirements for approval. This pathway would allow us to rely, in part, on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of an approved compound. Consistent with FDA guidance on the 505(b)(2) pathway, we will seek input from the FDA as to what should be included in the application prior to submission of the 505(b)(2) application. Pursuit of this oncology opportunity will seek to validate the pharmacology advantage of our prodrug technology in a well understood patient population with an approved drug substance. If we are able to validate IkT-001Pro in oncology, we will evaluate whether the pharmacology advantages we discover about IkT-001Pro could be applied to novel drug substances, such as IkT-148009.

Liquidity

The Company has recognized recurring losses. At December 31, 2021, the Company had working capital of $38,415,549, an accumulated deficit of $29,817,687, cash of $40,750,133 and accounts payable and accrued expenses of $3,805,539. At December 31, 2021, the Company had active grants in the amount of $385,888, all of which remained available in accounts held by the U.S. Treasury as of March 14, 2022.

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

The Company estimates that its working capital at December 31, 2021 is sufficient to fund its normal operations into the third quarter of 2023.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2021 and 2020, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiary, IKT Securities Corporation, which was incorporated in the Commonwealth of Massachusetts in December 2021. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, IKT Securities Corporation. The Company has eliminated all inter-company transactions for the years presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Off-Balance Sheet Risk and Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the consolidated balance sheets.

The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash.

For the years ended December 31, 2021 and 2020, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Fair Value Measurements

For certain financial instruments, including cash and accounts payable, the carrying amounts approximate their fair values as of December 31, 2021 and 2020 because of their short-term nature.

Revenue Recognition

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships. The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s consolidated statements of operations. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant. Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before the grants are received.

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

Accounting Standards Adopted

On January 1, 2020, the Company adopted ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. An entity should apply the requirements of Topic 718 to non-employee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), which applies to all leases. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing leases, while the statement of operations will reflect lease expense for operating leases and amortization and interest expense for financing leases. ASU 2016-02 is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those years, and after December 15, 2021 and interim periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. Entities are required to use a modified retrospective approach of adoption for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Full retrospective application is prohibited. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12 amending accounting guidance that simplifies the accounting for income taxes, as part of its initiative to reduce complexity in the accounting standards. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for us in the first quarter of 2021 with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued, Not Yet Adopted

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

3. Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2021	December 31, 2020
Accrued consulting	$210,000	$115,405
Accrued compensation	421,734	—
Accrued legal and professional fees	—	383,286
Accrued research and development	2,077,932	83,491
Accrued interest	968	1,673
Accrued other	5,127	49,079
Total accrued expenses and other current liabilities	$2,715,761	$632,934

4. Notes Payable

Notes payable outstanding were $248,911 and $318,995 at December 31, 2021 and 2020, respectively.

	12/31/2021	12/31/2020
2019 Note	$—	$—
Fifth Restated Note	—	42,534
2019 CFO Note	—	—
PPP Note	—	27,550
CEO Restated Note	248,911	248,911
Total notes payable	$248,911	$318,995

Future principal payments on the notes payable as of December 31, 2021 are as follows:

Year ended December 31,
2022	$248,911
2023	—
2024	—
2025	—
2026	—
Total notes payable	$248,911

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

On January 1, 2020, the Company issued a note (the “2020 Note”) in the face amount of $103,586 bearing 5.25% APR simple interest as settlement in full on the 2019 Note that matured on January 1, 2020. The 2020 Note had a January 1, 2021 maturity date. Upon occurrence of certain conditions including the sale of a division of the Company or upon the date on which the Company closes on certain financings, the due date for some or all of the unpaid principal and accrued and unpaid interest may have become accelerated. The Company assessed the terms and features of the 2020 Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 30, 2020, the holder of the 2020 Note and the Company entered into an agreement to settle the 2020 Note early. As full consideration and settlement of the 2020 Note’s June 30 principal balance plus accrued and unpaid interest in the amount of $106,334, the Company issued a new promissory note to the holder in the amount of $42,534 (the “Fifth Restated Note”) with substantially similar terms as the 2020 Note and it matures on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, and January 1, 2021. In addition, the holder subscribed for the purchase of 11,594 unregistered shares of the Company’s common stock at a subscription price of $63,800, or $5.50 per share. The issuance of shares under the subscription agreement and the issuance of the Fifth Restated Note satisfied the payoff of the 2020 Note without premium or discount. The Company consummated its IPO on December 28, 2020 and the principal balance of the Fifth Restated Note plus accrued and unpaid interest was settled in full, without adjustment, in cash on January 1, 2021.

Note Payable to CEO

On February 5, 2020 (the “Issue Date”), the Company issued a note payable to its CEO (the “CEO Note”) in the face amount of $245,250 bearing 1.59% APR simple interest in exchange for cash. The net proceeds of $245,250 were used as working capital by the Company. The note carried an original maturity of the earlier of the sixth month following the Issue Date or the date the Company has sufficient funds to repay the CEO Note. If an event of default occurred and continued the Company agreed to issue a warrant to the holder with a strike price of $4.87 per share for a number of shares equal to 150% of the value of the loan. The Company assessed the terms and features of the CEO Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extended the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company had sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note remained the same, in all material respects, to the CEO Note. The Company and its CEO have agreed that the CEO Restated Note will not be repaid for a minimum of 12 months following the closing of its initial public offering. The principal balance of the CEO note was $248,911 at December 31, 2021. The principal balance plus accrued and unpaid interest on the CEO Note were settled in full, without adjustment, in cash on January 3, 2022.

The Paycheck Protection Program Loan (the “PPP Loan”)

On May 4, 2020, the Company received $27,550 in loan proceeds as part of the Federal CARES Act Paycheck Protection Program (the “PPP Act” or “PPP”) with a 1% annual interest rate. The loan carried certain provisions to provide that if the Company expended not less than 60% of the loan proceeds on qualified payroll costs that the principal and accrued interest on the loan would be forgiven. The lender and the Small Business Administration determined that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven in 2021.

Note Payable to CFO

In December 2019, the Company issued a revolving demand promissory note (the “2019 CFO Note”) to its CFO (the owner of Flagship Consulting, Inc. “Flagship”) in the amount of $275,375 plus up to $300,000 for future CFO services to be rendered to the Company. The 2019 CFO Note replaced a note issued in 2018 (the “2018 Flagship Note”) which matured on December 31, 2019. The $275,375 due to its CFO in December 2019 included the amounts due on the 2018 Flagship Note, plus accrued and unpaid interest, plus the additional amounts due under the 2018 Flagship Agreement (which agreement provided for CFO services to be rendered to the Company). The 2019 CFO Note plus accrued and unpaid interest at 5% APR matured on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, or December 31, 2021. The Company assessed the terms and features of the 2019 CFO Note, including the contingent acceleration of obligations under an event of default and the contingent prepayment features in order to identify any potential embedded features that would require bifurcation. The Company concluded that these features are not clearly and closely related to the host instrument, and represent derivative instruments required to be re-measured at fair value on each reporting date. At December 31, 2019, the Company determined that the value of these features was not material and, therefore, was not recorded as a separate item on the consolidated balance sheet.

The principal plus accrued and unpaid interest on the 2019 CFO Note was $386,013 when it was settled early on August 31, 2020. On August 31, 2020, the Company issued an amended and restated second convertible demand promissory note to Flagship (the “2020 Flagship Note”) in the face amount of $386,013 as full consideration of the 2019 CFO Note plus an additional sum of up to $300,000 as is accrued for unpaid fees for services rendered after December 31, 2019. The 2020 Flagship Note matured on the earlier of a significant transaction, including an initial public offering, sale of substantially all assets or change of control, or December 31, 2021, and bears an annual simple interest rate of 5%.

The 2020 Flagship Note included an automatic conversion provision which provided that if, on or before October 31, 2020, the Company consummated an initial public offering, the then unpaid principal plus accrued interest of the 2020 Flagship Note would automatically be converted into shares of the Company’s common stock. The conversion price per share would be the IPO price.

The 2020 Flagship Note was amended on October 30, 2020 to extend the automatic conversion provision to provide that if, on or before December 31, 2020, the Company consummates an initial public offering, the then unpaid principal plus accrued interest of the 2020 Flagship Note shall automatically convert into shares of the Company’s common stock. The conversion price per share shall be the initial public offering price.

Upon the December 28, 2020 consummation of the Company’s IPO, the principal balance plus accrued and unpaid interest on the 2020 Flagship Note, totaling $441,432, was converted into 44,143 shares of common stock at the IPO price of $10.00 per share.

5. Stockholders’ Deficit

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2021, a total 5,221,279 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

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

In March 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services. The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction.

Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance.

In May 2021, the Company issued 73,496 shares of its common stock in connection with the exercise of 90,415 non-qualified stock options with a strike price of $0.38 per share. The Company withheld 16,919 shares of its common stock for taxes.

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

Following the effectiveness of the 2020 Plan, the Company ceased making grants under the 2011 Plan. However, the 2011 Plan continues to govern the terms and conditions of the outstanding awards granted under the 2011 Plan. Shares of common stock subject to awards granted under the 2011 Plan that cease to be subject to such awards by forfeiture or otherwise after the effective date of the 2020 Plan will become available for issuance under the 2020 Plan.

2011 Equity Incentive Plan

Prior to the closing of its IPO, the Company maintained the 2011 Plan, pursuant to which the Company made grants of non-qualified stock options to eligible employees and other service providers.

Stock Options

During the years ended December 31, 2021 and 2020, the Company granted options with an aggregate fair value of $484,669 and $1,466,644, respectively, which are being amortized to expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2019	3,369,144	$1.75	7.78
Granted	227,300	10.00	6.98
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Outstanding at December 31, 2020	3,596,444	2.27	7.73
Granted	215,898	3.88	6.40
Exercised	(112,268)	0.70	—
Forfeited	(40,708)	0.38	—
Cancelled	—	—	—
Outstanding at December 31, 2021	3,659,366	2.43	6.99
Exercisable at December 31, 2021	3,378,761	2.13	7.05

As of December 31, 2021, the intrinsic value of options outstanding was $2.0 million and 100% of the intrinsic value of options was exercisable. Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2021 and the exercise price of each in the money stock option award.

There were no options to purchase stock that vest upon the achievement of performance conditions at December 31, 2021.

The weighted-average fair values of options granted in the years ended December 31, 2021 and 2020 were $2.24 and $6.45, per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2021	2020
Weighted-average risk-free interest rate	0.59%	0.32%
Expected dividend yield	0.00%	0.00%
Expected volatility	82.22%	87.63%
Expected terms	3.97 years	4.44 years

The total fair values of stock options that vested during the years ended December 31, 2021 and 2020 were $1,150,320 and $573,695, respectively.

As of December 31, 2021, there was $1,141,314 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.64 years as of December 31, 2021.

Restricted Stock Units

During the years ended December 31, 2021 and 2020, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2021	2020
Research and development	$665,834	$261,492
Selling, general and administrative	866,042	312,203
Total stock-based compensation expense	$1,531,876	$573,695

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

No warrants were exercised for the year ended December 30, 2021.

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

The Company issued and sold to its underwriters warrants to purchase up to 90,000 shares of its common stock and up to 750,000 shares of its common stock in connection with its December 2020 IPO and its June 2021 Offering, respectively. The warrants were sold for an aggregate purchase price of $100 for each set of warrants and have five-year terms. The IPO warrant is exercisable beginning June 20, 2021 at an initial exercise price of $12.50 per share of common stock. The June 2021 Offering warrant is exercisable beginning June 15, 2022 at an initial exercise price of $3.75 per share of common stock.

8. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Year ended December 31,
	2021	2020
Numerator:
Net loss	$(14,786,063)	$(2,847,894)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	18,209,198	8,212,581
Net loss per share applicable to common stockholders – basic and diluted	$(0.81)	$(0.35)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2021	2020
Options to purchase shares of stock	3,659,366	3,596,444
Warrants to purchase shares of stock	1,561,913	721,913
Total	5,221,279	4,318,357

9. Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $19,981,000, which will begin to expire in varying amounts annually beginning in 2030. At December 31, 2021, the Company had state net operating loss carryforwards of approximately $20,978,000, which will begin to expire in varying amounts annually beginning in 2030. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes, including its 2020 IPO or 2021 underwritten public offering, have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Tax at statutory rate	21.00%	21.00%
State income taxes	4.89%	5.00%
Stock-based compensation	(0.13)%	—
Other	0.02%	(0.03)%
Change in valuation allowance	(25.78)%	(25.97)%
Effective tax rate	0.00%	0.00%

The significant components of the Company’s deferred tax asset consist of the following at December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,202,047	$1,826,692
Stock-based compensation	2,272,970	1,836,905
Total deferred tax assets	7,475,017	3,663,597
Deferred tax asset valuation allowance	(7,475,017)	(3,663,597)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $3,811,420 and $739,510 for the years ended December 31, 2021 and 2020, respectively. The increases in 2021 and 2020 are primarily related to each year’s taxable loss. The Company has no uncertain tax positions at December 31, 2021 and 2020 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

10. Commitments and Contingencies

Impact of the COVID-19 Pandemic on Our Operations

The COVID-19 pandemic has caused significant, industry-wide delays in clinical trials. There are multiple causes of these delays, including reluctance of patients to enroll or continue in trials for fear of exposure to COVID-19, local and regional shelter-in-place orders and regulations that discourage, hamper, or prohibit patient visits, healthcare providers and health systems shifting away from clinical trials toward the acute care of COVID-19 patients and the FDA and other regulators making product candidates for the treatment of COVID-19 a priority over product candidates unrelated to the pandemic.

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

Although the Company did not experience a material impact on its operations during the year ended December 31, 2021, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

Operating Leases

In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. Since the end of the one-year initial term on July 31, 2019, the lease continues on a month-to-month basis.

Employment Agreements

2020 CEO Employment Agreement

The Company entered into a written employment agreement with its CEO which became effective upon the closing of the Company’s December 2020 IPO (the “2020 CEO Agreement”). The 2020 CEO Agreement supersedes the 2014 CEO employment agreement in all respects. Under the 2020 CEO Agreement, the CEO serves as the President and Chief Executive Officer of the Company. He receives an annual base salary of $455,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 35% of his annual base salary, based upon achievement of performance goals established by the compensation committee of the board of directors. In addition, upon the completion of the IPO, the CEO was granted a stock option to purchase 100,000 shares of Company common stock under the 2020 Plan, which will vest over a three-year period subject to continued employment through each vesting date with an exercise price of $10.00 per share.

In March 2022, the 2020 CEO Agreement was amended to provide an increase of the target bonus to 50%. In addition the CEO base salary was increased to $510,000 effective March 1, 2022 to better align his salary with executives at other similar public companies. Refer to Note 12 "Subsequent Events".

Frattaroli Employment Agreement

The Company entered into a written employment agreement with its CFO which became effective upon the closing of the Company’s December 2020 IPO (the “Frattaroli Employment Agreement”). The Frattaroli Employment Agreement supersedes the 2018 Flagship Agreement in all respects. Under the Frattaroli Employment Agreement, the CFO receives an annual base salary of $375,000 and is eligible to receive a discretionary annual target cash bonus of 30% of the annual base salary. In addition, upon the completion of the IPO, the CFO was granted a stock option to purchase 100,000 shares of Company common stock under the 2020

Plan which will vest over a three-year period subject to continued employment through each vesting date with an exercise price of $10.00 per share.

In March 2022, the 2020 Frattaroli Employment Agreement was amended to provide for an increase of the target bonus to 40% and to provide for increases in base salary at the discretion of the board. The CFO base salary was increased to $400,000 effective March 1, 2022. Refer to Note 12 "Subsequent Events".

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

2018 CFO Consulting Agreement

In April 2018, the Company entered into a consulting agreement with Flagship Consulting, Inc. (the “2018 Flagship Agreement”) in connection with CFO consulting services to be rendered to the Company. The agreement provided for $12,500 per month to be paid in cash, with an additional $12,500 per month accruing on a convertible revolving demand promissory note. The 2018 Flagship Agreement ended on December 31, 2020 and the Frattaroli Employment Agreement superseded the 2018 Flagship Agreement in all respects on January 1, 2021.

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

The Company leases office space on a month-to-month basis. The Company has standard indemnification arrangements under the lease that require it to indemnify the landlord against all costs, expenses, fines, suits, claims, demands, liabilities, and actions directly resulting from any breach, violation or nonperformance of any covenant or condition of the Company’s lease.

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

As of December 31, 2021, and 2020, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

License Agreements

Emory University License Agreements

On June 8, 2010, the Company entered into two license agreements with Emory University, the first for which the Company granted to Emory 393,370 shares of its common stock (“License A”), and the second for which the Company granted to Emory 437,078 shares of its common stock (“License B”). The Company recorded $313,500 which represented the fair value of the shares issued as part of the total consideration to Emory for the licenses. The fair value of the shares was determined to be more reliably measurable than the fair value of the consideration received. In exchange, Emory granted the Company and its affiliates an exclusive worldwide sublicensable right and license to practice under certain patent rights and technology to make, have, develop, promote, market, import, export, distribute, offer for sale, sell and otherwise use the licensed products in the field of use anywhere in the world. Unless sooner terminated as provided elsewhere in the agreement, the License A term is the later of 10 years or until the expiration of the patent rights. License B was terminated in May 2013 under the normal course of business. No shares were forfeited or returned and are still owned by Emory.

The Company is required to pay royalties on net sale of products and processes that are covered by the patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to low double digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2021 and 2020, the Company did not incur any milestone fees.

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

The Company is required to pay royalties on net sales of products and processes that are covered by patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to mid-single digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2021 and 2020, the Company did not incur any royalty or milestone fees under the Duke License.

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

No milestones have been achieved and, as such, no milestone payments have been made to Sphaera, and the Company does not consider probable that any milestones will be achieved within the next twelve months. Sphaera is also entitled to royalty payments of a percentage of annual net sales and sublicenses ranging in the mid-single digits.

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

11. Simple Retirement Account for Employees (the “Simple IRA”)

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. Company contributions under the Simple IRA were $28,938 and $6,580 for the years ended December 31, 2021 and 2020, respectively.

12. Subsequent Events

The CEO Note

The principal balance of $248,911 and accrued interest on the CEO Note were settled in full in cash on January 3, 2022.

2020 CEO Agreement

In March 2022, the 2020 CEO Agreement was amended to provide an increase of the target bonus to 50% of his annual base salary. In addition, the CEO base salary was increased to $510,000 effective March 1, 2022 to better align his salary with executives at other similar public companies. Dr. Werner was granted 125,000 options to purchase common stock that will vest over 3 years subject to continued employment and 250,000 performance based options also subject to continued employment and achievement of milestones.

Frattaroli Employment Agreement

In March 2022, the Frattaroli Employment Agreement was amended to provide an increase of the target bonus to 40% and to allow for salary adjustments at the discretion by the Board. The CFO base salary was increased to $400,000 effective March 1, 2022 to better align his salary with executives at other similar public companies. Mr. Frattaroli was granted 62,500 options to purchase common stock that will vest over 3 years subject to continued employment and 125,000 performance based options also subject to continued employment and achievement of milestones.

Recent Sales of Unregistered Securities

In January 2022, the Company issued 21,853 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $2.02 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In February 2022, an accredited investor subscribed for, and the Company issued 50,000 shares of its stock in exchange for consulting services. The fair value of the stock was $67,000 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K, incorporated into this Item by reference. All financial statements;

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto. Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

(3) The information required by this Item is set forth on the exhibit index of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Kubera North America, Inc., dated October 5, 2018	S-1	333-240036	4.3	07/23/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1A	333-240036	4.4	09/15/2020
4.5	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.6	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.7	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.8	Convertible Revolving Demand Promissory Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated April 3, 2018	S-1	333-240036	4.8	07/23/2020
4.9	Second Convertible Revolving Demand Promissory 2019 Note, issued by Inhibikase Therapeutics, Inc. to Joseph Frattaroli, dated December 31, 2019	S-1	333-240036	4.9	07/23/2020
4.10	Restated Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics Inc. and Milton H. Werner, Ph.D., dated June 13, 2020	S-1/A	333-240036	4.10	09/15/2020
4.11	Fifth Restatement and Amendment to Promissory Note, issued by Inhibikase Therapeutics, Inc. to McDaniel Law Firm, PC, dated June 30, 2020	S-1	333-240036	4.11	07/23/2020
4.12	Warrant, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 25, 2020	S-1/A	333-240036	4.12	09/15/2020
4.13	Warrant, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 25, 2020	S-1/A	333-240036	4.13	09/15/2020
4.14	Amended and Restated Second Convertible Revolving Demand Promissory 2020 Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting, Inc., dated August 31, 2020	S-1/A	333-240036	4.14	09/15/2020
4.15	Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated February 5, 2020	S-1/A	333-240036	4.15	09/15/2020

4.16	Letter Agreement to Restated Agreement to Repay Individual Loan, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated September 11, 2020	S-1/A	333-240036	4.16	09/15/2020
4.17	Convertible Revolving Demand Promissory Note, issued by Inhibikase Therapeutics, Inc. to Flagship Consulting Inc., dated April 3, 2018	S-1/A	333-240036	4.17	09/15/2020
4.18	Amendment to Promissory Note by and between Inhibikase Therapeutics, Inc. and Flagship Consulting, Inc., dated October 30, 2020	S-1/A	333-240036	4.18	11/03/2020
10.1	License Agreement, by and between Inhibikase Therapeutics, Inc. and Emory University, dated June 8, 2010	S-1	333-240036	10.1	07/23/2020
10.2	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.3	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.4#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.5#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020
10.6#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated April 1, 2014	S-1	333-240036	10.6	07/23/2020
10.7#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner Ph.D., effective upon the completion of the Company’s Initial Public Offering	S-1	333-240036	10.7	07/23/2020
10.8#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018	S-1	333-240036	10.8	07/23/2020
10.9	Consulting Agreement, by and between Inhibikase Therapeutics Inc. and Flagship Consulting, Inc., dated April 1, 2018	S-1/A	333-240036	10.9	09/15/2020
10.10	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020
10.11	Form of Inhibikase Therapeutics, Inc. Subscription Agreement	S-1	333-240036	10.10	07/23/2020
10.12	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated July 19, 2018	S-1	333-240036	10.11	07/23/2020
10.13	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated August 31, 2018	S-1	333-240036	10.12	07/23/2020
10.14	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated June 15, 2018	S-1	333-240036	10.13	07/23/2020
10.15	Lease Agreement, dated June 5, 2020, by and between Inhibikase Therapeutics, Inc. and Regus Management Group, LLC	S-1	333-240036	10.14	07/23/2020
10.16	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
10.17	Underwriting Agreement dated June 15, 2021 by and between Inhibikase Therapeutics, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc., as representative of the underwriters listed on Schedule 1 thereto.	8-K	001-39676	1.1	06/16/2021
10.18	Form of Representative’s Warrant Agreement	8-K	001-39676	4.2	06/16/2021

10.19	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated December 28, 2020.	8-K	001-39676	10.1	03/08/2022
10.20	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018.	8-K	001-39676	10.2	03/08/2022
21.1	Subsidiaries of the Registrant					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Company Name

Date: March 31, 2022	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MILTON H. WERNER, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Milton H. Werner, Ph.D.

/s/ JOSEPH FRATTAROLI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022
Joseph Frattaroli

/s/ ELIZABETH O’FARRELL	Director	March 31, 2022
Elizabeth O’Farrell

/s/ ROY FREEMAN, M.D.	Director	March 31, 2022
Roy Freeman, M.D.

/s/ PAUL GRINT, M.D.	Director	March 31, 2022
Paul Grint, M.D.

/s/ DENNIS BERMAN	Director	March 31, 2022
Dennis Berman