Form 10-Q
period 2022-03-31
Inhibikase Therapeutics, Inc.
filed 2022-05-16
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 25,227,051 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)	(Note 3)
Assets
Current assets:
Cash	$36,611,167	$40,750,133
Accounts receivable	47,976	110,141
Prepaid research and development	565,301	107,000
Prepaid expenses and other current assets	1,165,072	1,502,725
Total assets	$38,389,516	$42,469,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$806,196	$1,089,778
Accrued expenses and other current liabilities	3,574,001	2,715,761
Notes payable	—	248,911
Total liabilities	4,380,197	4,054,450
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,227,051 and 25,155,198 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	25,227	25,155
Additional paid-in capital	68,442,380	68,208,081
Accumulated deficit	(34,458,288)	(29,817,687)
Total	34,009,319	38,415,549
Total liabilities and stockholders' equity	$38,389,516	$42,469,999

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Grant revenue	$46,031	$1,407,165
Total revenue	46,031	1,407,165
Costs and expenses:
Research and development	3,016,991	2,431,860
Selling, general and administrative	1,669,636	1,600,576
Total costs and expenses	4,686,627	4,032,436
Loss from operations	(4,640,596)	(2,625,271)
Interest expense	(5)	(11,797)
Net loss	$(4,640,601)	$(2,637,068)
Net loss per share – basic and diluted	$(0.18)	$(0.26)
Weighted-average number of common shares – basic and diluted	25,205,454	10,053,949

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	25,155,198	$25,155	$68,208,081	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	123,229	—	123,229
Issuance of common stock for services	50,000	50	66,950	—	67,000
Issuance of common stock, stock options exercised	21,853	22	44,120	—	44,142
Net loss	—	—	—	(4,640,601)	(4,640,601)
Balance at March 31, 2022	25,227,051	$25,227	$68,442,380	$(34,458,288)	$34,009,319

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	591,124	—	591,124
Warrant expense	—	—	237,768	—	237,768
Issuance of common stock	9,000	9	60,382	—	60,391
Net loss		—	—	(2,637,068)	(2,637,068)
Balance at March 31, 2021	10,059,849	$10,060	$25,695,203	$(17,668,692)	$8,036,571

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(4,640,601)	$(2,637,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	123,229	591,124
Non-cash consulting fees	67,000	60,391
Non-cash PPP loan forgiveness	—	(27,550)
Warrant expense	—	237,768
Changes in operating assets and liabilities:
Grants receivable	62,165	(332,774)
Prepaid expenses and other assets	337,653	200,581
Prepaid research and development	(458,301)	61,682
Accounts payable	(283,582)	(1,008,447)
Accrued expenses and other current liabilities	858,240	(5,535)
Deferred revenue	—	(1,074,392)
Net cash used in operating activities	(3,934,197)	(3,934,220)

Financing activities
Issuance of common stock from exercise of stock options	44,142	—
Repayments of note payable	(248,911)	(409,662)
Net cash used in financing activities	(204,769)	(409,662)
Net decrease in cash	(4,138,966)	(4,343,882)
Cash at beginning of period	40,750,133	13,953,513
Cash at end of period	$36,611,167	$9,609,631
Supplemental disclosures of cash flow information
Cash paid for interest	$973	$11,797
Non-cash financing activities
Insurance premium financing	$—	$1,361,916
Public offering costs	$—	$2,783

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. We enrolled 88 subjects in the Phase 1 study. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once-daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration, or FDA, agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021, and one cohort of 8 patients have completed the Phase 1b study to date. The Company anticipates initiating Phase 2 studies of IkT-148009 in Parkinson’s disease in the second quarter of 2022, subject to agreements with the FDA. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD. Our efforts in Parkinson’s disease are being extended into other Parkinson’s-related indications, such as the Orphan Disease Multiple Systems Atrophy, or MSA. Depending on the outcome of animal model studies of MSA, the Company may initiate Phase 2 studies of IkT-148009 in MSA in the fourth quarter of 2022 following regulatory submissions in the U.S. and European Union, or EU. Clinical development of the Company’s oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of the Company’s Investigational New Drug application, or IND, for IkT-001Pro; submission of the IND is anticipated to occur in the second quarter of 2022.

Our advancement of the pre-clinical and clinical development program for MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway. At the same time, we are preparing regulatory submissions to the European Medicines Agency, or EMA, and to the FDA to enable a Phase 2a safety and tolerability study in MSA patients in up to 19 sites in the EU, and up to 6 sites in the U.S. involving 60 patients. The proposed clinical Phase 2a study will have primary endpoints in safety and tolerability and exploratory endpoints in MSA efficacy parameters with 3 month daily dosing at two different doses. While we complete the set-up of the Phase 2a study in MSA, we will complete at least one animal model study to support advancing IkT-148009 into patients in the fourth quarter of 2022. Dosing of patients with MSA will depend on a positive outcome in animal model studies; if IkT-148009 is not a successful therapy in MSA model studies, the Phase 2a clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat Multiple System Atrophy with regulators in the U.S. and Europe.

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

Our programs utilize small molecule, oral protein kinase inhibitors to treat PD and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract. We have not yet observed reversal of functional loss in humans. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach is disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed. Based on the measurements in animal models, we believe patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Quarterly Report on Form 10-Q ("Report"), it is unknown whether the disease modification seen in the animal models will occur in patients following treatment with IkT-148009.

2.
Liquidity

The Company has recognized recurring losses. At March 31, 2022, the Company had working capital of $34,009,319, an accumulated deficit of $34,458,288, cash of $36,611,167, and accounts payable and accrued expenses of $4,380,197. The Company had active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of May 3, 2022.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Prior to its initial public offering in December 2020 (“IPO”), the Company had funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its underwritten public offering (the “June 2021 Offering”) and its IPO, respectively.

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

The Company estimates that its working capital at March 31, 2022 is sufficient to fund its normal operations into the third quarter of 2023.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2021 balance sheet was derived from December 31, 2021 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022. The condensed unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report filed on SEC Form 10-K.

The unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly-owned subsidiary, IKT Securities Corporation, Inc., which was incorporated in the Commonwealth of Massachusetts in December 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Concentrations of Credit Risk

For the three months ended March 31, 2022 and 2021, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Revenue Recognition

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships. The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s unaudited condensed consolidated statements of operations. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant. Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before the grants are received.

4.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Accrued consulting	$254,047	$210,000
Accrued compensation	200,213	421,734
Accrued legal and professional fees	237,293	—
Accrued research and development	2,864,711	2,077,932
Accrued interest	—	968
Accrued other	17,737	5,127
Total accrued expenses and other current liabilities	$3,574,001	$2,715,761

5.
Notes Payable

Notes payable outstanding were $0 and $248,911 at March 31, 2022 and December 31, 2021, respectively.

Revolving Demand Promissory Note

On January 1, 2020, the Company issued a note (the “2020 Note”) in the face amount of $103,586 bearing 5.25% APR simple interest. The 2020 Note was scheduled to mature on January 1, 2021. Upon occurrence of certain conditions including the sale of a division of the Company or upon the date on which the Company closes on certain financings, the due date for some or all of the unpaid principal and accrued and unpaid interest may be accelerated. The Company assessed the terms and features of the 2020 Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

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

Note Payable to CEO

On February 5, 2020 (the “Issue Date”), the Company issued a note payable to its CEO (the “CEO Note”) in the face amount of $245,250 bearing 1.59% APR simple interest in exchange for cash. The net proceeds of $245,250 were used as working capital by the Company. The note carried an original maturity of the earlier of the sixth month following the Issue Date or the date the Company has sufficient funds to repay the CEO Note. If an event of default occurred and continued, the Company agreed to issue a warrant to the holder with a strike price of $4.87 per share for a number of shares equal to 150% of the value of the loan. The Company assessed the terms and features of the CEO Note and determined that none of the terms and features represented embedded derivatives that require bifurcation.

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

The Paycheck Protection Program Loan (the “PPP Loan”)

On May 4, 2020 the Company received $27,550 in loan proceeds as part of the Federal CARES Act Paycheck Protection Program (the “CARES Act” or “PPP”) with a 1% annual interest rate. The loan carried certain provisions to provide that if the Company expended not less than 60% of the loan proceeds on qualified payroll costs, the principal and accrued interest on the loan would be forgiven. The lender and the Small Business Administration determined that the Company met the contractual conditions for forgiveness of the entire PPP Loan plus accrued interest and it was forgiven in 2021.

6.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2022, a total of 5,409,313 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

In March 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services. The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. The $60,391 fair value was a component of selling, general and administrative costs for the three months ended March 31, 2021.

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

7.
Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the three months ended March 31, 2022, the Company granted 209,887 options with a weighted average strike price of $1.08 to purchase common stock to certain employees that will vest annually in 3 equal parts over 3 years, with an aggregate grant date fair value of $145,340.

During the three months ended March 31, 2021, the Company granted 68,628 options to purchase common stock to its scientific advisory board members with a strike price of $6.82 per share, vesting immediately, with an aggregate grant date fair value of $259,674.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended March 31,
	2022	2021
Research and development	$28,820	$368,495
Selling, general and administrative	94,409	222,629
Total stock-based compensation expense	$123,229	$591,124

8.
Warrants

The Company recognized $237,768 in warrant expense for the three months ended March 31, 2021 included in selling, general and administration expense.

9.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(4,640,601)	$(2,637,068)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	25,205,454	10,053,949
Net loss per share applicable to common stockholders – basic and diluted	$(0.18)	$(0.26)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2022	2021
Options to purchase shares of stock	3,847,400	3,665,072
Warrants to purchase shares of stock	1,561,913	721,913
Total	5,409,313	4,386,985

10.
Income Taxes

During the three months ended March 31, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

Although the Company did not experience a material impact on its operations during the three months ended March 31, 2022 and 2021, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

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

Lease

See Note 12. Subsequent Events below.

12.
Subsequent Events

On April 18, 2022, the Company entered into an operating lease agreement for its office space in Lexington, Massachusetts for the period from June 1, 2022 through July 31, 2025. The lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which was applied to the first month’s rent. The Company will adopt the provisions of ASU No. 2018-10, Leases (Topic 842) in the quarter ending June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes to those statements included elsewhere in this Quarterly Report on Form 10-Q (“Report”). This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

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

Overview

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our ongoing Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. We enrolled 88 subjects in the Phase 1 study. Results from the Phase 1 study have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once-daily oral dose in older and elderly healthy subjects in our Phase 1 study reached exposures that are consistent with the exposure to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration, or FDA, agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021, and one cohort of 8 patients have completed the Phase 1b study to date. The Company anticipates initiating Phase 2 studies of IkT-148009 in Parkinson’s disease in the second quarter of 2022, subject to agreements with the FDA. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the Phase 1 study of IkT-148009 for the treatment of PD. Our efforts in Parkinson’s disease are being extended into other Parkinson’s-related indications, such as the Orphan Disease Multiple Systems Atrophy, or MSA. Depending on the outcome of animal model studies of MSA, the Company may initiate Phase 2 studies of IkT-148009 in MSA in the fourth quarter of 2022 following regulatory submissions in the U.S. and European Union, or EU. Clinical development of the Company’s oncology asset, IkT-001Pro, is anticipated to begin shortly after submission of the Company’s Investigational New Drug application, or IND, for IkT-001Pro; submission of the IND is anticipated to occur in the second quarter of 2022.

Our advancement of the pre-clinical and clinical development program for MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway. At the same time, we are preparing regulatory submissions to the European Medicines Agency, or EMA, and to the FDA to enable a Phase 2a safety and tolerability study in MSA patients in up to 19 sites in the EU, and up to 6 sites in the U.S. involving 60 patients. The proposed clinical Phase 2a study will have primary endpoints in safety and tolerability and exploratory endpoints in MSA efficacy parameters with 3 month daily dosing at two different doses. While we complete the set-up of the Phase 2a study in MSA, we will complete at least one animal model study to support advancing IkT-148009 into patients in the fourth quarter of 2022. Dosing of patients with MSA will depend on a positive outcome in animal model studies; if IkT-148009 is not a successful therapy in MSA model studies, the Phase 2a clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat Multiple System Atrophy with regulators in the U.S. and Europe.

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

Impact of the ongoing military conflict between Russia and Ukraine

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
the impact of the COVID-19;
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

We are incurring additional expenses as compared to when we were a private company, including expenses related to compliance with the rules and regulations of the SEC and those of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also are increasing our administrative headcount as a public company and as we advance our product candidates through clinical development, which will also likely require us to increase our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended March 31,		Change
	2022	2021	($)	(%)
	(unaudited)
Grant revenue	$46,031	$1,407,165	$(1,361,134)	(96.7)
Research and development	(3,016,991)	(2,431,860)	(585,131)	24.1
Selling, general and administrative	(1,669,636)	(1,600,576)	(69,060)	4.3
Loss from operations	(4,640,596)	(2,625,271)	(2,015,325)	(76.8)
Interest expense, net	(5)	(11,797)	11,792	(100.0)
Net loss	$(4,640,601)	$(2,637,068)	$(2,003,533)	(76.0)

Grant Revenue

Grant revenue for the three months ended March 31, 2022, decreased by $(1,361,134) or (97)% to $46,031 from $1,407,165 in the prior year comparable period. During 2022, the Company’s focus was shifted toward advancing its Phase I clinical trial which did not result in significant grant revenue. The Company is utilizing its increased working capital and personnel resources in 2022 to carry on its Phase I clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $585,131 or 24% to $3,016,991 from $2,431,860 in the prior year comparable period. The increase was driven by a $2.1 million increase in non-grant related research offset by a decrease of $1.2 million in grant related research expenditures and a decrease of $0.4 million in non-cash stock compensation expense. The non-grant related research was expended primarily in connection with the Company’s Phase I PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $69,060 or 4% to $1,669,636 from $1,600,576 in the prior year comparable period. The increase was primarily from increased headcount resulting in increased compensation expense of $0.2 million, increased legal fees, board fees, investor relation and consulting fees of $0.1 million and a net increase of $0.17 million for other normal operating expenses offset by decreased non-cash stock based compensation expense of $0.37 million .

Interest Expense

Interest expense decreased by $11,792 or (100)% to $5 from $11,797 in the prior year comparable period. The decrease was driven by the full settlement of the CEO Note on January 3, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through March 31, 2022, we generated aggregate cash proceeds of approximately $23.5 million from private, state and federal contracts and grants. In June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its underwritten public offering (the "June 2021 Offering") and its initial public offering in December 2020 ("IPO"), respectively.

At March 31, 2022, the Company had working capital of $34,009,319, an accumulated deficit of $34,458,288, cash of $36,611,167, and accounts payable and accrued expenses of $4,380,197 The Company had active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of May 3, 2022.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the IPO, we incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations beyond the third quarter of 2023.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $34,458,288 at March 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $34,009,319 at March 31, 2022 and active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of May 3, 2022. The Company estimates that its working capital at March 31, 2022 is sufficient to fund its normal operations into the third quarter of 2023.

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

The expected use of the net proceeds from our June 2021 Offering and IPO represents our intentions based upon our current plans and business conditions. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(3,934,197)	$(3,934,220)

Net cash used in financing activities	(204,769)	(409,662)
Net decrease in cash	$(4,138,966)	$(4,343,882)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2022, totaled $3,934,197, and consisted primarily of a net loss of $4,640,601 adjusted for non-cash stock compensation of $123,229, non-cash consulting fees of $67,000, a decrease of $458,301 in prepaid research and development, an increase in prepaid expenses and other assets of $337,653, an increase in accrued expenses and other current liabilities of $858,240, a decrease in accounts payable of $283,582, and an increase in grants receivable of $62,165.

Net cash flows used in operating activities for the three months ended March 31, 2021, totaled $3,934,220, and consisted primarily of a net loss of $2,637,068 adjusted for non-cash stock compensation of  $591,124, non-cash warrant expense of $237,768, non-cash consulting fees of $60,391, non-cash PPP loan forgiveness of $27,550, a decrease in grants receivable of $332,774, an increase in prepaid expenses of $200,581, an increase of $61,682 in prepaid research and development, a decrease in accounts payable of $1,008,447, a decrease in accrued expenses of $5,535, and a decrease in deferred revenue of $1,074,392.

Cash Provided by Financing Activities

Net cash flows used in financing activities for the three months ended March 31, 2022, totaled $204,769, which primarily was from the full settlement of the CEO Note on January 3, 2022 offset by proceeds from a stock option exercise.

Net cash flows used in financing activities for the three months ended March 31, 2021, totaled $409,662, which represented repayments of notes payable.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. On April 18, 2022, the Company entered into an operating lease agreement for its office space in Lexington, Massachusetts to replace the office space in Boston, Massachusetts for the period from June 1, 2022 through July 31, 2025. The lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $447,090 consisting of minimum annual rental obligations of $60,322 for fiscal year 2022, $146,546 for fiscal year 2023, $150,804 for fiscal year 2024 and $89,418 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 28, 2020.	8-K	3.2	001-39676	12/29/2020
10.1	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated December 28, 2020.	8-K	10.1	001-39676	03/08/2022
10.2	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018.	8-K	10.2	001-39676	03/08/2022
10.3	Form of Stock Option Grant Notice and Award Agreement	8-K	10.3	001-39676	03/08/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: May 16, 2022	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)