Form 10-Q
period 2022-06-30
Inhibikase Therapeutics, Inc.
filed 2022-08-12
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 25,227,051 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)	(Note 3)
Assets
Current assets:
Cash	$32,212,276	$40,750,133
Accounts receivable	6,552	110,141
Prepaid research and development	919,053	107,000
Prepaid expenses and other current assets	811,482	1,502,725
Total current assets	33,949,363	42,469,999
Equipment and improvements	43,089	—
Total assets	$33,992,452	$42,469,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$860,444	$1,089,778
Accrued expenses and other current liabilities	3,629,861	2,715,761
Notes payable	—	248,911
Total liabilities	4,490,305	4,054,450
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,227,051 and 25,155,198 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	25,227	25,155
Additional paid-in capital	68,575,147	68,208,081
Accumulated deficit	(39,098,227)	(29,817,687)
Total stockholders' equity	29,502,147	38,415,549
Total liabilities and stockholders' equity	$33,992,452	$42,469,999

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Grant revenue	$6,552	$1,363,037	$52,583	$2,770,202
Total revenue	6,552	1,363,037	52,583	2,770,202
Costs and expenses:
Research and development	2,982,183	2,382,433	5,999,174	4,814,293
Selling, general and administrative	1,664,308	1,608,972	3,333,944	3,209,548
Total costs and expenses	4,646,491	3,991,405	9,333,118	8,023,841
Loss from operations	(4,639,939)	(2,628,368)	(9,280,535)	(5,253,639)
Interest expense	—	(7,811)	(5)	(19,608)
Net loss	$(4,639,939)	$(2,636,179)	$(9,280,540)	$(5,273,247)
Net loss per share – basic and diluted	$(0.18)	$(0.22)	$(0.37)	$(0.47)
Weighted-average number of common shares – basic and diluted	25,227,051	12,241,935	25,216,312	11,153,986

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	25,155,198	$25,155	$68,208,081	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	123,229	—	123,229
Issuance of common stock for services	50,000	50	66,950	—	67,000
Issuance of common stock, stock options exercised	21,853	22	44,120	—	44,142
Net loss	—	—	—	(4,640,601)	(4,640,601)
Balance at March 31, 2022	25,227,051	$25,227	$68,442,380	$(34,458,288)	$34,009,319
Stock-based compensation expense	—	—	132,767	—	132,767
Net loss	—	—	—	(4,639,939)	(4,639,939)
Balance at June 30, 2022	25,227,051	$25,227	$68,575,147	$(39,098,227)	$29,502,147

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	591,124	—	591,124
Warrant expense	—	—	237,768	—	237,768
Issuance of common stock	9,000	9	60,382	—	60,391
Net loss		—	—	(2,637,068)	(2,637,068)
Balance at March 31, 2021	10,059,849	$10,060	$25,695,203	$(17,668,692)	$8,036,571
Stock-based compensation expense	—	—	322,483	—	322,483
Warrant expense	—	—	239,415	—	239,415
Issuance of common stock, follow on offering	15,000,000	15,000	41,120,357		41,135,357
Issuance of common stock, stock options exercised	73,496	74	(43,369)	—	(43,295)
Net loss	—	—	—	(2,636,179)	(2,636,179)
Balance at June 30, 2021	25,133,345	$25,134	$67,334,089	$(20,304,871)	$47,054,352

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(9,280,540)	$(5,273,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	255,996	913,607
Non-cash consulting fees	67,000	60,391
Non-cash PPP loan forgiveness	—	(27,550)
Warrant expense	—	477,183
Changes in operating assets and liabilities:
Grants receivable	103,589	(586,581)
Prepaid expenses and other assets	691,243	(779,126)
Prepaid research and development	(812,053)	(184,423)
Accounts payable	(229,334)	(837,705)
Accrued expenses and other current liabilities	890,416	239,837
Deferred revenue	23,684	(2,183,122)
Net cash used in operating activities	(8,289,999)	(8,180,736)

Investing activities
Purchases of equipment and improvements	(43,089)	—
Net cash used in investing activities	(43,089)	—

Financing activities
Proceeds from issuance of common stock	—	41,149,608
Issuance of common stock from exercise of stock options	44,142	34,357
Payment of employee taxes in connection with stock option exercise	—	(77,652)
Repayments of note payable	(248,911)	(42,534)
Net cash (used in) provided by financing activities	(204,769)	41,063,779
Net (decrease) increase in cash	(8,537,857)	32,883,043
Cash and cash equivalents at beginning of period	40,750,133	13,953,513
Cash and cash equivalents at end of period	$32,212,276	$46,836,556
Supplemental disclosures of cash flow information
Cash paid for interest	$973	$19,608
Non-cash financing activities
PPP loan forgiveness	$—	$27,550

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our completed Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. Results from the 88 older and elderly healthy Phase 1 subjects have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once-daily oral dose reached exposures that are consistent with the exposures to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration ("FDA"), agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021 and was closed June 2022 after two dosing cohorts. FDA review of the Phase 1/1b data and the protocol for the follow-on Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to close the Phase 1b study after two dosing cohorts. The Phase 2a ‘201 study’ began May 23, 2022 with the opening of the first site; we have opened 11 of 40 planned sites as of August 12, 2022. 120 treatment naïve patients are planned to be enrolled in this study which will dose patients with one of three planned doses of IkT-148009 or placebo once daily for three months. In addition to primary endpoints of safety/tolerability/pharmacokinetics, a hierarchy of 15 secondary endpoints measuring drug impact on motor and non-motor features of Parkinson’s disease in the brain or GI tract will be evaluated with descriptive statistics. Patients meeting the enrollment criteria are presently being scheduled for screening visits across open sites, with clinical readouts expected sometime in the second half of 2023.

Our efforts in Parkinson’s disease are being extended into other Parkinson’s related indications, such as the orphan disease Multiple Systems Atrophy ("MSA"). Consistent with our efforts in Parkinson’s disease, our clinical pursuit of MSA depends on the outcome of animal studies modeling human MSA. In November 2020, the Company, along with its collaborators at Arizona State University, published evidence that the post-mortem MSA patient brain displayed evidence that the c-Abl kinase may play an important role in MSA, a role that mirrors the role of c-Abl in Parkinson’s. This observation prompted the initiation of two animal model studies to explore the ability of IkT-148009 to therapeutically treat MSA in animals. These model studies are ongoing and will be used to "gate" entry into clinical trials both in the U.S. and in the EU27 countries. The Company continues to prepare regulatory filings in the US and EU27 to enable the planned Phase 2 MSA trial if IkT-148009 is validated to be active in MSA in model studies. Our advancement of the pre-clinical and clinical development program for MSA has been aided by a grant from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. The Phase 2a study proposed in MSA is planned as a safety and tolerability study in up to 19 sites in the EU27, and up to six sites in the U.S. involving 60 patients. Primary endpoints in safety and tolerability with secondary and exploratory endpoints in MSA efficacy parameters will be measured and assessed with descriptive statistics following-six month daily dosing at one of two doses. Execution of this trial will require the Company to raise additional working capital.

On June 29, 2022, Inhibikase filed its Investigational New Drug Application ("IND") with the FDA in preparation to initiate clinical development of IkT-001Pro, the Company's prodrug of imatinib mesylate to treat Stable-phase Chronic Myelogenous Leukemia (SP-CML). IkT-001Pro will be evaluated in a two-part dose finding/dose equivalence study in up to 62 healthy volunteers. The study is designed to evaluate the steady-state pharmacokinetics of IkT-001Pro and determine the dose of IkT-001Pro equivalent to 400 mg imatinib mesylate, the standard-of-care dose for SP-CML. Assuming FDA permits the IND to proceed, Inhibikase expects to initiate this two-part bioequivalence study in the third or fourth quarter of 2022. Following the study, Inhibikase will confer with the FDA to begin the New Drug Application ("NDA") process following the proposed approval path for IkT-001Pro und the 505(b)(2) statute. The Company will simultaneously pursue a superiority study comparing the selected does of IkT-001Pro to standard-of-care 400 mg imatinib mesylate in SP-CML patients using a novel two-period wait list crossover switching study.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1/1b study of IkT-148009 in older and elderly healthy subjects and in Parkinson’s patients at the Movement Disorder Society Congress in September, 2022 reporting the outcomes of the completed chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients in September 2022, the initiation of the effect of food on the pharmacology of IkT-148009 and the initiation of an open-label safety extension study of IkT-148009 that would be initiated in patients who completed three-month dosing in the ‘201 study’ and possibly the initiation of a Phase 2a trial in MSA. These additional clinical studies to support clinical development of IkT-148009 will require additional capital for their completion.

Our programs utilize small molecule, oral protein kinase inhibitors to treat PD and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract in animal models of human disease. We have not yet observed reversal of functional loss in humans with IkT-148009. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach would be disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed although this has not been shown clinically. Based on the measurements in animal models, it is possible that patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Quarterly Report on Form 10-Q ("Report"), it is unknown whether any of the outcomes seen in the animal models will occur in patients following treatment with IkT-148009.

2.
Liquidity

The Company has recognized recurring losses. At June 30, 2022, the Company had working capital of $29,459,058, an accumulated deficit of $39,098,227, cash of $32,212,276, and accounts payable and accrued expenses of $4,490,305. The Company had active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of August 1, 2022.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Prior to its initial public offering in December 2020 (the “IPO”), the Company had funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its underwritten public offering (the “June 2021 Offering”) and its IPO, respectively.

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

The Company estimates that its working capital at June 30, 2022 is sufficient to fund its normal operations through December 31, 2023.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2021 balance sheet was derived from December 31, 2021 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2022. The condensed unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report filed on SEC Form 10-K.

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

Concentrations of Credit Risk

For the three months ended June 30, 2022 and 2021, the Company derived more than 90% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

Leases

The Company accounts for its leases under the ASU 2021-09, ASU 2018-10, and ASC Topic 842, Leases (“ASC 842”). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases is required.

Equipment and Improvements

Equipment and improvements are stated at cost, less accumulated depreciation. For financial reporting purposes, depreciation is recognized using the straight-line method, allocating the cost of the assets over their estimated usefulness from three to five years for network equipment, office equipment, and furniture classified as fixed assets.

4.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Accrued consulting	$241,236	$210,000
Accrued compensation	311,147	421,734
Deferred revenue	23,684	—
Accrued research and development	3,043,164	2,077,932
Accrued interest	—	968
Accrued other	10,630	5,127
Total accrued expenses and other current liabilities	$3,629,861	$2,715,761

5.
Notes Payable

Notes payable outstanding were $0 and $248,911 at June 30, 2022 and December 31, 2021, respectively.

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

On June 13, 2020, the holder of the CEO Note and the Company entered into a restated agreement (the “CEO Restated Note”). The CEO Restated Note in the amount of $248,911 extended the stated maturity date of the CEO Note from the earlier of the sixth month following the (original) Issue Date or the date the Company has sufficient funds to repay the note to the earlier of the 30th month following the (original) Issue Date or the date the Company has sufficient funds to repay the CEO Restated Note. The Issue Date, February 5, 2020, is unchanged. In addition, the interest rate was reduced, effective as of the Issue Date, from 1.59% APR to 0.25%. The CEO Restated Note also changed the exercise price of the warrant from $4.87 to $4.81 per share in the case of any default. The other provisions of the CEO Restated Note remained the same, in all material respects, to the CEO Note. The Company and its CEO agreed that the CEO Restated Note would not be repaid for a minimum of 12 months following the closing of its initial public offering. The principal balance of the CEO note was $248,911 at December 31, 2021. The principal balance plus accrued and unpaid interest on the CEO Note were settled in full, without adjustment, in cash on January 3, 2022.

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

6.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2022, a total of 5,599,313 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

In March 2021, an accredited investor subscribed for, and the Company issued, 9,000 shares of its stock in exchange for consulting services. The fair value of the stock was $60,391 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. The $60,391 fair value was a component of selling, general and administrative costs for the six months ended June 30, 2021.

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

Stock Options

During the six months ended June 30, 2022, the Company granted 160,000 options and 239,887 options to purchase its common stock to its directors and certain employees, respectively. The director option grants will cliff vest on the sooner to occur of one year from the grant date or the day prior to the 2023 annual meeting. The employee grants will vest annually in three equal parts over three years. The weighted average strike price and the aggregate grant date fair value of these options is $0.97 and $248,055, respectively.

During the six months ended June 30, 2021, the Company granted 68,628 options to purchase common stock to its scientific advisory board members with a strike price of $6.82 per share, vesting immediately, with an aggregate grant date fair value of $259,674.

On June 25, 2021, the Company granted a total of 90,708 options to members of its board of directors with a strike price of $2.92 per share, vesting one year from the date of the grant, with an aggregate grant date fair value of $160,000.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Six Months Ended June 30,
	2022	2021
Research and development	$192,991	$480,415
Selling, general and administrative	63,005	433,192
Total stock-based compensation expense	$255,996	$913,607

8.
Warrants

The Company recognized $237,768 and $477,183 in warrant expense for the three and six months ended June 30, 2021, respectively, included in selling, general and administration expense.

9. ATM program

On May 16, 2022, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, at an aggregate offering price of up to $9.8 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of June 30, 2022, no Shares have been sold under the Agreement.

10. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Six Months Ended June 30,
	2022	2021
Numerator:
Net loss	$(9,280,540)	$(5,273,247)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	25,216,312	11,153,986
Net loss per share applicable to common stockholders – basic and diluted	$(0.37)	$(0.47)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended June 30,
	2022	2021
Options to purchase shares of stock	4,037,400	3,624,657
Warrants to purchase shares of stock	1,561,913	1,561,913
Total	5,599,313	5,186,570

11. Income Taxes

During the six months ended June 30, 2022 and 2021, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

12. Commitments and Contingencies

Impact of the COVID-19 Pandemic on Our Operations

There continues to be widespread impact from the COVID-19 pandemic. Beginning in the first quarter of 2021, there has been a trend in many parts of the world of increasing availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location.

In addition, we have experienced and are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs and other disruptions caused by the COVID-19 pandemic and general global economic conditions.

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

Although the Company did not experience a material impact on its operations during the six months ended June 30, 2022 and 2021, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

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

Lease

On April 18, 2022, the Company entered into an operating lease agreement for its planned office space in Lexington, Massachusetts through July 31, 2025 (the "Office Lease"). As of June 30, 2022, the lessor was continuing to undertake extensive renovations of this space. During the period of renovation, the Company has no access to, control over or possession of the premises.

The Company will account for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. As of June 30, 2022, the accounting commencement date had not occurred. We expect to record a right-of-use asset and a corresponding lease liability on the Company's consolidated balance sheet in the period when the accounting commencement date occurs. It is anticipated that this will happen during the third quarter of 2022.

The lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of June 30, 2022, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under these leases at June 30, 2022 are as follows:

Year
2022	$60,322
2023	146,546
2024	150,804
2025	89,418
Total lease payment	$447,090

13. Subsequent Events

Minimum Bid Price of Common Stock:

In order for our common stock to continue to be listed on Nasdaq, we must meet the current continued listing requirements, which provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. As of July 22, 2022, the closing price of our common stock was $0.91 per share, and the minimum bid price fell below $1.00 for a period of thirty consecutive trading days.

The Company has a compliance period of 180 days in which to regain compliance. The 180-day period expires on January 23, 2023. If at any time during this 180-day period the closing price of the Company's stock is at least $1.00 for a minimum of ten consecutive business days, the Company will regain compliance with the rule for minimum bid price. In the event the Company does not regain compliance, the Company may be eligible for additional time under certain Nasdaq rules.

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

Overview

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing therapeutics for Parkinson’s Disease, or PD, and related disorders that arise inside and outside of the brain. In 2021, we commenced clinical development of IkT-148009, a small molecule Abelson Tyrosine Kinase inhibitor we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. Results to date of our completed Phase 1 Single and Multiple Ascending Dose escalation study (SAD and MAD, respectively) in older and elderly healthy volunteers have revealed important insights into the safety, tolerability and pharmacokinetics of IkT-148009 in human subjects. Results from the 88 older and elderly healthy Phase 1 subjects have shown that IkT-148009 has a half-life of greater than 24 hours and just a 25 mg once-daily oral dose reached exposures that are consistent with the exposures to the drug that resulted in therapeutic efficacy in animal models of progressive Parkinson’s disease. In July 2021, the U.S. Food and Drug Administration (FDA"), agreed with the Company’s plan to initiate its Phase 1b study in Parkinson’s patients which commenced dosing October 19, 2021 and was closed June 2022 after two dosing cohorts. FDA review of the Phase 1/1b data and the protocol for the follow-on Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to close the Phase 1b study after two dosing cohorts. The Phase 2a ‘201 study’ began May 23, 2022 with the opening of the first site; we have opened 11 of 40 planned sites as of August 12, 2022. 120 treatment naïve patients are planned to be enrolled in this study which will dose patients with one of three planned doses of IkT-148009 or placebo once daily for three months. In addition to primary endpoints of safety/tolerability/pharmacokinetics, a hierarchy of 15 secondary endpoints measuring drug impact on motor and non-motor features of Parkinson’s disease in the brain or GI tract will be evaluated with descriptive statistics. Patients meeting the enrollment criteria are presently being scheduled for screening visits across open sites, with clinical readouts expected sometime in the second half of 2023.

Our efforts in Parkinson’s disease are being extended into other Parkinson’s-related indications, such as the orphan disease Multiple Systems Atrophy ("MSA"). Consistent with our efforts in Parkinson’s disease, our clinical pursuit of MSA depends on the outcome of animal studies modeling human MSA. In November 2020, the Company, along with its collaborators at Arizona State University, published evidence that the post-mortem MSA patient brain displayed evidence that the c-Abl kinase may play an important role in MSA, a role that mirrors the role of c-Abl in Parkinson’s. This observation prompted the initiation of two animal model studies to explore the ability of IkT-148009 to therapeutically treat MSA in animals. These model studies are ongoing and will be used to "gate" entry into clinical trials both in the U.S. and in the EU27 countries. The Company continues to prepare regulatory filings in the US and EU27 to enable the planned Phase 2 MSA trial if IkT-148009 is validated to be active in MSA in model studies. Our advancement of the pre-clinical and clinical development program for MSA received a grant from the National Institute of Neurological Diseases and Stroke, or NINDS, an Institute of the National Institutes of Health, for $385,888 to fund animal model studies of IkT-148009 as a therapy for MSA. The Phase 2a study proposed in MSA is planned as a safety and tolerability study in up to 19 sites in the EU27, and up to six sites in the U.S. involving 60 patients. Primary endpoints in safety and tolerability with secondary and exploratory endpoints in MSA efficacy parameters will be measured and assessed with descriptive statistics following six-month daily dosing at one of two doses. Execution of this trial will require the Company to raise additional working capital.

On June 29, 2022, Inhibikase filed its Investigational New Drug Application ("IND") with the FDA in preparation to initiate clinical development of IkT-001Pro, the Company's prodrug of imatinib mesylate to treat Stable-phase Chronic Myelogenous Leukemia (SP-CML). Due to a clerical error in the submission, the review of the IND was delayed by more than 20 days, but the Division of Hematological Malignancies confirmed that FDA review of the IND should be completed no later than August 26, 2022. IkT-001Pro will be evaluated in a two-part dose finding/dose equivalence study in up to 62 healthy volunteers. The study is designed to evaluate the steady-state pharmacokinetics of IkT-011Pro and determine the dose of IkT-001Pro equivalent to 400 mg imatinib mesylate, the standard of care dose for SP-CML. Assuming FDA permits the IND to proceed, Inhibikase expects to initiate this two-part bioequivalence study in the third or fourth quarter of 2022. Following this study, Inhibikase will confer with the FDA to begin the New Drug Application, ("NDA") process following the proposed approval path for IkT-001Pro under the 505(b)(2) statute. The Company will simultaneously pursue a superiority study comparing the selected dose of IkT-001Pro to standard-of-car 400 mg imainib mesylate in SP-CML patients using a novel two-period wait list crossover switching study.

In the ensuing 12 months, the Company anticipates reporting the full outcomes of its completed Phase 1/1b study of IkT-148009 in older and elderly healthy subjects and in Parkinson’s patients at the Movement Disorder Society Congress in September, 2022, reporting the outcomes of the completed chronic toxicology studies in rats and monkeys for IkT-148009 to enable chronic drug administration in Parkinson’s patients in September 2022, the initiation of the effect of food on the pharmacology of IkT-148009 and the initiation of an open-label safety extension study of IkT-148009 that would be initiated in patients who completed three-month dosing in the ‘201 study’ and possibly the initiation of a Phase 2a trial in MSA. These additional clinical studies to support clinical development of IkT-148009 will require additional capital for their completion.

Our programs utilize small molecule, oral protein kinase inhibitors to treat PD and its GI complications. We have shown in animal models of progressive PD that our lead clinical candidate, IkT-148009, is a brain penetrant Abelson tyrosine kinase, or c-Abl inhibitor, that halts disease progression and reverses functional loss in the brain and reverses neurological dysfunction in the GI tract in animal models of human disease. We have not yet observed reversal of functional loss in humans with IkT-148009. The ability to halt progression and restore function was shown in animal models of progressive disease that mimic the rate of disease progression and the extent of functional loss in the brain and/or the GI tract as found in patients with PD. We believe our therapeutic approach would be disease-modifying. Our understanding of how and why PD progresses has led us to believe that functional loss in Parkinson’s patients may be at least partially reversed although this has not been shown clinically. Based on the measurements in animal models, it is possible that patients treated with IkT-148009 may have their disease progression slowed or halted, we may see a progressive reduction in the need for symptomatic or supportive therapy and/or we may ultimately eliminate the need for symptomatic therapy. However, as of the date of this Quarterly Report on Form 10-Q ("Report"), it is unknown whether any of the outcomes seen in the animal models will occur in patients following treatment with IkT-148009.

Impact of the ongoing military conflict between Russia and Ukraine

In late February 2022, Russia invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west, including the U.S. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict have resulted in financial market volatility and capital markets disruption and inflation, potentially increasing in magnitude, and could have severe adverse effects on regional and global economic markets and international relations. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

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

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

•
external research and development expenses, including expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, clinical testing organizations, CMOs, academic and non-profit institutions and consultants;
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
•
our ability to successfully file IND's and NDA's with the FDA;
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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended June 30,		Change
	2022	2021	($)	(%)
	(unaudited)
Grant revenue	$6,552	$1,363,037	$(1,356,485)	(99.5)
Research and development	(2,982,183)	(2,382,433)	(599,750)	25.2
Selling, general and administrative	(1,664,308)	(1,608,972)	(55,336)	3.4
Loss from operations	(4,639,939)	(2,628,368)	(2,011,571)	(76.5)
Interest expense, net	—	(7,811)	7,811	(100.0)
Net loss	$(4,639,939)	$(2,636,179)	$(2,003,760)	(76.0)

Grant Revenue

Grant revenue for the three months ended June 30, 2022, decreased by $1,356,485 or (99.5)% to $6,552 from $1,363,037 in the prior year comparable period. During 2022, the Company’s focus was shifted toward advancing its PD clinical trials which did not result in significant grant revenue. The Company is utilizing its increased working capital and personnel resources in 2022 to carry on its PD clinical trials in addition to its grant research activity.

Research and Development

Research and development expenses increased by $599,750 or 25.2% to $2,982,183 from $2,382,433 in the prior year comparable period. The increase was driven by a $2.08 million increase in non-grant related research offset by a decrease of $1.4 million in grant related research expenditures and a decrease of $0.08 million in non-cash stock compensation expense. The non-grant related research was expended primarily in connection with the Company’s PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $55,336 or 3.4% to $1,664,308 from $1,608,972 in the prior year comparable period. The increase was primarily from increased headcount resulting in increased compensation expense of $0.1 million, increased legal fees, board fees, investor relation and consulting fees of $0.3 million and a net increase of $0.05 million for other normal operating expenses offset by decreased non-cash stock-based compensation expense of $0.35 million.

Interest Expense

Interest expense decreased by $7,811 or (100)% to $0 from $7,811 in the prior year comparable period. The decrease was driven by the full settlement of the CEO Note on January 3, 2022.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	For the Six Months Ended June 30,		Change
	2022	2021	($)	(%)
	(unaudited)
Grant revenue	$52,583	$2,770,202	$(2,717,619)	(98.1)
Research and development	(5,999,174)	(4,814,293)	(1,184,881)	24.6
Selling, general and administrative	(3,333,944)	(3,209,548)	(124,396)	3.9
Loss from operations	(9,280,535)	(5,253,639)	(4,026,896)	76.6
Interest expense, net	(5)	(19,608)	19,603	(100.0)
Net loss	$(9,280,540)	$(5,273,247)	$(4,007,293)	76.0

Grant Revenue

Grant revenue for the six months ended June 30, 2022 decreased by $2,717,619 or (98.1)% to $52,583 from $2,770,202 in the prior year comparable period. During 2022, the Company’s focus was shifted toward advancing its PD clinical trials which did not result in significant grant revenue. The Company is utilizing its increased working capital and personnel resources in 2022 to carry on its PD clinical trials in addition to its grant research activity.

Research and Development

Research and development expenses increased by $1,184,881 or 24.6% to $5,999,174 from $4,814,293 in the prior year comparable period. The increase was driven by a $4.3 million increase in non-grant related research offset by a decrease of $2.7 million in grant related research expenditures and a decrease of $0.4 million in non-cash stock compensation expense. The non-grant related research was expended primarily in connection with the Company’s PD clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses increased by $124,396 or 3.9% to $3,333,944 from $3,209,548 in the prior year comparable period. The increase was primarily from increased headcount resulting in increased compensation expense of $0.3 million, increased legal fees, board fees, investor relation and consulting fees of $0.6 million and a net decrease of $0.1 million for other normal operating expenses offset by decreased non-cash stock-based compensation expense of $0.7 million.

Interest Expense

Interest expense decreased by $19,603 or (100)% to $5 from $19,608 in the prior year comparable period. The decrease was driven by the full settlement of the CEO Note on January 3, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through June 30, 2022, we generated aggregate cash proceeds of approximately $23.5 million from private, state and federal contracts and grants. In June 2021 and December 2020, the Company raised approximately $41.1 million and $14.6 million in working capital from its underwritten public offering (the "June 2021 Offering") and its initial public offering in December 2020 (the "IPO"), respectively.

We are able to sell securities on a shelf registration statement pursuant to the ATM Agreement with Piper Sandler & Co. Under current Securities and Exchange Commission regulations, because our public float was less than $75 million at the relevant measurement period pursuant to General Instruction I.B.6. to Form S-3, the amount we can raise through primary public offerings of securities in any subsequent 12-month period under our shelf registration statement is limited to an aggregate of one-third of our public float until such time, if any, as our public float is $75 million or more.

Our ability to issue securities is subject to market conditions.

No securities have been sold under the ATM during the six months ended June 30, 2022.

At June 30, 2022, the Company had working capital of $29,459,058, an accumulated deficit of $39,098,227, cash of $32,212,276, and accounts payable and accrued expenses of $4,490,305 The Company had active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of August 1, 2022.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the IPO, we incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations through December 31, 2023.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $39,098,227 at June 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $29,459,058 at June 30, 2022 and active grants in the amount of $385,888, of which $314,228 remained available in accounts held by the U.S. Treasury as of August 1, 2022. The Company estimates that its working capital at August 11, 2022 is sufficient to fund its normal operations through December 31, 2023.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(8,289,999)	$(8,180,736)

Net cash used in investing activities	(43,089)	—

Net cash (used in) provided by financing activities	(204,769)	41,063,779
Net (decrease) increase in cash	$(8,537,857)	$32,883,043

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2022, totaled $8,289,999, and consisted primarily of a net loss of $9,280,540 adjusted for non-cash stock compensation of $255,996, non-cash consulting fees of $67,000, a decrease of $812,053 in prepaid research and development, an increase in prepaid expenses and other assets of $691,243, an increase in accrued expenses and other current liabilities of $890,416, a decrease in accounts payable of $229,334, and an increase in grants receivable of $103,589.

Net cash flows used in operating activities for the six months ended June 30, 2021, totaled $8,180,736, and consisted primarily of a net loss of $5,273,247 adjusted for non-cash stock compensation of  $913,607, non-cash warrant expense of $477,183, non-cash consulting fees of $60,391, non-cash PPP loan forgiveness of $27,550, a decrease in grants receivable of $586,581, a decrease in prepaid expenses of $779,126, a decrease of $184,423 in prepaid research and development, a decrease in accounts payable of $837,705, an increase in accrued expenses of $239,837, and a decrease in deferred revenue of $2,183,122.

Cash Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2022, totaled $43,089, which was from the purchase of furniture and technology equipment.

Cash Provided by Financing Activities

Net cash flows used in financing activities for the six months ended June 30, 2022, totaled $204,769, which primarily was from the full settlement of the CEO Note on January 3, 2022 offset by proceeds from a stock option exercise.

Net cash flows provided by financing activities for the six months ended June 30, 2021, totaled $41,063,779, which primarily consisted of cash flows from capital raises of $41,149,608.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

In June 2018, the Company entered into a one-year, non-cancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. On April 18, 2022, the Company entered into an operating lease agreement for its office space in Lexington, Massachusetts to replace the office space in Boston, Massachusetts through July 31, 2025. The Company plans to vacate the Boston office during the third quarter of 2022 without further contractual obligation. The Lexington space is expected to be ready for use and occupancy during the third quarter 2022. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $447,090, consisting of minimum annual rental obligations of $60,322 for fiscal year 2022, $146,546 for fiscal year 2023, $150,804 for fiscal year 2024 and $89,418 for fiscal year 2025.

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

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses is external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third-party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of clinical studies, preclinical studies and consulting services. These costs are a significant component of our research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K of the Company filed with the SEC on March 31, 2022. These risk factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to comply with the continuing listing standards of Nasdaq, our securities could be delisted, which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions

Our common stock is listed on Nasdaq under the symbol “IKT”. For our common stock to continue to be listed on Nasdaq, we must meet the current continued listing requirements, which provide, among other things, that a company may be delisted if the bid price of its stock drops below $1.00 for a period of 30 consecutive business days. As of July 22, 2022, the closing price of our common stock was $0.91 per share, and the minimum bid price fell below $1.00 for a period of thirty (30) consecutive trading days as of July 22, 2022.

The Company has a compliance period of 180 days, in which to regain compliance. The 180-day period expires on January 23, 2023. If at any time during this 180-day period the closing bid price of the Company’s common stock is at least $1.00 for a minimum of ten consecutive business days, the Company will regain compliance with the rule for minimum bid price. In the event the Company does not regain compliance, the Company may be eligible for additional time under certain Nasdaq rules. If we were unable to meet these requirements, our common stock could be delisted from Nasdaq.

If our common stock were to be delisted from Nasdaq, our common stock could begin to trade on one of the markets operated by OTC Markets Group, including OTCQX, OTCQB or OTC Pink, as the case may be. In such event, our common stock could be subject to the “penny stock” rules which among other things require brokers or dealers to approve investors’ accounts, receive written agreements and determine investor suitability for transactions and disclose risks relating to investing in the penny stock market. Any such delisting of our common stock could have an adverse effect on the market price of, and the efficiency of the trading market for our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and less coverage of us by securities analysts, if any. Also, if in the future we were to determine that we need to seek additional equity capital, it could have an adverse effect on our ability to raise capital in the public or private equity markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 28, 2020.	8-K	3.2	001-39676	12/29/2020
10.2	Equity Distribution Agreement, dated May 16, 2022, by and between Inhibikase Therapeutics, Inc. and Piper Sandler & Co..	8-K	10.1	001-39676	5/17/2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: August 12, 2022	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)