Form 10-K
period 2022-12-31
Inhibikase Therapeutics, Inc.
filed 2023-03-31
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock, par value $0.001 per share, (“Common Stock”) held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 30, 2022 (the last business day of the Registrant's most recently completed second fiscal quarter) was $18.7 million. Shares of the Registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain personas are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2023 was 28,977,238.

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

PART I

Item 1. Business.

Company Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, c-Abl inhibitor, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. The U.S. Food and Drug Administration or FDA review of the Phase 1/1b data and the protocol for the Phase 2a three- month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to initiate the Phase 2a study, the 201 trial, at the end of May 2022. In October 2022, an IND to expand use of IkT-148009 into the Parkinson’s-related disease Multiple System Atrophy, or MSA, was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 on the MSA program, opening the IND for MSA. Twenty of 35 planned sites will be open as of this filing, with screening anticipated to start in early 2Q23 and 120 patients planned to be enrolled overall. The 201 in Parkinson’s trial will start screening patients for enrollment at 50 mg and 100 mg, with the 200 mg dose added back into the trial following submission of the safety and steady-state pharmacokinetic data of the 200 mg dose that was collected in March 2023. Once this data is submitted, the 200 mg dose will be added to the trial after 15 patients have been randomized to 50 mg, 100 mg or placebo groups. The FDA further requested the measurement of visual acuity and examination of the cornea and lens to complement the analysis of retina, macula and fundus that was already part of the ocular monitoring program in the 201 trial.

Our evaluation of IkT-148009 in MSA has been benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now underway and our pursuit of clinical development will depend on a demonstration of therapeutic benefit in at least one animal model to proceed with clinical development. We plan to initiate a Phase 2 safety and tolerability study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving 60 patients. The proposed Phase 2 study will have primary end points in safety and tolerability and secondary end points in MSA efficacy following once daily dosing at two dose levels for 6-months. If IkT-148009 is not a successful therapy in MSA animal model studies, the Phase 2 clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s Disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat MSA with regulators in the U.S. and Europe.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib, the standard-of-care dose for SP-CML. As of this writing, three of four dose escalation cohorts have completed the trial; it is anticipated that the dose finding/dose equivalence program will be completed by close of 2Q23. Only four mild adverse events have been observed, none of clinical significance for IkT-001Pro. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. Following the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the NDA process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway. The Company plans to simultaneously pursue a superiority study comparing the selected doses of IkT-001Pro to standard-of-care 400 mg imatinib in SP-CML patients using a novel, two-period-wait-list- crossover-switching study.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 is planned to be completed in 2023.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/ or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, the Abelson Tyrosin Kinase c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. C-Abl chemically modifies the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to near clearance of the toxic form of alpha-synuclein from the affected neurons.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. Prior to becoming a publicly-traded company in 2020, more than 50% of the Company’s total funding had been received from Private, State and Federal granting agencies, including the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation, with the balance the result of equity sales in the private sector. Private, State and Federal granting agencies use extensive scientific peer review in deciding which projects to fund that could impact human disease. Our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

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

RAMPTM: Our Reengineering Approach with Metabolism Preserved

Our candidate portfolio relies on our medicinal chemistry design approach which evaluates the human pharmacology of an approved drug and uses the approved drug as a template on which to base a novel drug design. Key to this proprietary process is the reproduction of the metabolism of the template in the new molecule. By preserving the metabolic process and generating metabolites in the new molecule that match the metabolites of the template, we believe the safety profile of the new molecule will be nearly the same as the template. We believe the safety profile will be nearly the same because most side effects arise from the chemical structure, i.e., the drug’s selectivity for the target and the metabolites of the drug. When the metabolites of the template and the new molecule chemically match, there is a high likelihood that the safety profile of the new molecule will be similar to or the same as the safety profile of the template. We validated this was the case for IkT-148009, our lead molecule for PD and related disorders, which used imatinib as a design template. Imatinib is the active ingredient in the anti-cancer drug Gleevec®, whose side effect profile linearly correlates with its oral dose. With metabolite matching between IkT-148009 and imatinib, we believe we can take advantage of the linear correlation between side effects and oral dose because IkT-148009 is 25-fold more potent than imatinib against its therapeutic target, predicting a dose that will be lower than the standard dose of imatinib (400 mg) and predicting a human safety profile that is expected to be no worse than that of imatinib. While the clinical data is still preliminary for IkT-148009, IkT-148009 appears to have a more favorable safety and tolerability profile than the template used to design it.

Our Portfolio

IkT-148009: Our product candidate for Parkinson’s Disease and related alpha-synuclein disorders

Market and Commercial Opportunity

Parkinson’s disease (PD) is the second most prevalent neurodegenerative disorder, affecting 900,000 to 1,200,000 persons in the United States, with 60,000 new cases and 38,000 deaths annually with an average age of onset of 60 years of age. In addition to the 60,000 new cases each year, thousands of cases are thought to go undetected. Almost all patients with Parkinson’s disease will eventually need to take medication to help with their symptoms. Worldwide, there could be as many as 10,000,000 cases of PD. By 2025, PD drug sales are expected to double; sales estimates by 2025 are expected to crest $6.0 billion. The country with the highest- diagnosed prevalence of PD is the U.S. PD tends to be a disease of men, with a nearly 2:1 ratio of men:women among patients diagnosed with this disease. A particular challenge to the treatment of Parkinson’s patients are their comorbidities, which include arthritis, cardiovascular disease, psychosis and dementia. The future market for treatment is believed to be robust, with the compound annual growth rates of 2.7% and 1.8% for patients that are diagnosed and not diagnosed respectively. We expect those growth rates to continue for the foreseeable future. In the U.S. market, patients currently expend $15,000 to $25,000 per year to treat the symptoms of PD, creating a multi-billion-dollar opportunity for disease-modification of this devastating disease. Moreover, since the same product would be used to treat PD and its GI complications, we believe we have multiple opportunities to achieve commercial success in several treatment areas in this market.

c-Abl inhibition as a treatment focus in PD and related diseases.

PD is a progressive disorder characterized by tremors, rigidity, difficulty in walking and an inability to maintain one’s posture or keep oneself from falling.1, 2 Pathologically, PD is characterized by degeneration of neurons in an area of the brain near the brainstem, coupled with the clumping and accumulation of misfolded proteins in cell bodies known as Lewy bodies (LBs)3, 4, 5. The clinical and pathologic features of PD affect other areas of the brain in addition to the brainstem, resulting in a widespread pathology that is not adequately controlled with dopamine-replacement (i.e. levodopa) therapy.6 Manifestations of PD include falling, freezing, neuropsychiatric disorders, GI complications, sensory problems, and cognitive impairment with dementia.6 PD is initiated by a dysfunctional protein known as alpha-synuclein. In its dysfunctional form, alpha-synuclein is aggregated and likely to be misfolded, which alters its physiological properties in the body. Dysfunctional alpha-synuclein, when taken up by a neuron, starts a cascade of events that are illustrated in Fig. 1.

Fig. 1: The Biochemistry of Parkinson’s Disease Initiation and Progression and How to Disrupt It

A. The process of neurodegeneration. Misfolded α-synuclein can arise from a variety of factors (see text). Misfolded α-synuclein may form within the neuron or by transfer through cell surface receptors or by crossing membrane bilayers. Within a neuron, misfolded α-synuclein is ‘sensed’ and c-Abl activated, driving the formation of pathologic α-synuclein by chemical modification (p-Syn). Chemical modification creates a form of α-synuclein that represents the pathologic species of the disease leading to disruption of mitochondrial integrity, negatively impact the endosome, disrupt nucleosomal structure and modulate transcription of certain genes. C-Abl also inactivates parkin by chemical modification, which affects mitochondrial quality control and suppresses protein clearance mechanisms. Parkin inactivation suppresses the complex interplay between parkin and pink1 at the mitochondrion, which act in concert to maintain mitochondrial integrity, quality and regulate mitochondrial biogenesis. Parkin inactivation leads to the accumulation of toxic parkin substrates PARIS (PARkin Interacting Substrate), aminoacyl tRNA synthetase complex-interacting multifunctional protein 2 (AIMP2) and far upstream element-binding protein 1 (FBP1), (AIMP2) and far upstream element-binding protein 1 (FBP1). PARIS and AIMP2 accumulate in adult conditional parkin knockout mice and MPTP-intoxicated mice as well as in patients with PD. Increased levels of PARIS can lead to mitochondrial dysfunction through down-regulation of PGC-1α and loss of DA neurons in a PARIS-dependent manner. Over expression of AIMP2 leads to an age-dependent, selective degeneration of DA neurons through activation of poly (ADP-ribose) polymerase 1 (PARP1), driving PARP1-mediated parthanatos. This suggests that PARIS and AIMP2 may be important contributors to the loss of DA neurons and possibly other vulnerable neurons following parkin inactivation. Inactivation of parkin also disrupts protein clearance mechanisms through autophagy, lysosomal and proteasomal degradation pathways.

B. The consequences of c-Abl inhibitor treatment on the process of neurodegenerative disease. Inhibition of c-Abl precludes c-Abl activation, blocking the build-up of toxic parkin substrates PARIS and AIMP2 and terminating downstream events. This also re-establishes normal mitochondrial quality control and biogenesis. Model studies demonstrate that modified and unmodified α-synuclein aggregates are shunted to lysosomal or proteasomal degradation pathways for clearance with concomitant recovery of motor function.

________________________________________________________________________________________

1 J.M. Savitt, V.L. Dawson, T. M. Dawson, Diagnosis and treatment of Parkinson disease: molecules to medicine. J Clin Invest. 116, 1744-1754 (2006).

2 W. Dauer, S. Przedborski, Parkinson’s Disease: mechanisms and models. Neuron. 39, 889-909 (2003).

3 M. Goedert, α-Synuclein and neurodegenerative diseases. Nat Rev Neurosci. 2, 492-501 (2001).

4 M. Goedert, M.G. Spillantini, K. Del Tredici, H. Braak, 100 years of Lewy pathology. Nat Rev Neurol. 9, 13-24 (2013).

5 V.M. Lee, J. Q. Trojanowski, Mechanisms of Parkinson’s Disease linked to pathological alpha-synuclein: new targets for drug discovery. Neuron. 52, 33-38 (2006).

6 A.H.V. Schapira, C.W. Olanow, J. T. Greenamyre, E. Bezard, Slowing of neurodegeneration in Parkinson’s Disease and Huntington’s disease: future therapeutic perspectives. Lancet 384, 545-555 (2014).

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

IkT-148009 for neurodegenerative disease

Table 1

1) ‘Clinical Development’ progress bars represent the current state of the indicated programs. Blue arrows represent completed or in progress studies; white arrows represent planned approaches for future clinical studies.

(2) Four indications will be pursued for IkT-148009 in PD, which will be pursued through two INDs, one focused on treatment in the brain in treatment naïve or early-stage patients and the second focused on GI complications. MSA is a Parkinson’s-like disease to enter clinical development at Phase 2 sharing the Phase 1 data for 148009 with PD. We will move MSA forward in clinic trials only if ongoing animal model studies yields positive results.

(3) For biomarker status, ‘Validated’ refers to proof of target engagement in the target tissue which has been performed using rodent tissues and fluids. We are currently developing methods for using clinical samples for validating our ability to confirm target engagement in patients. ‘Validating’ in this context indicates ongoing efforts to prove target engagement using proprietary sources and methods under development from human tissues and fluids. Target engagement measures if and to what extent a compound occupies its target. ‘Can be used for patient selection’ refers to our ability to use one or more markers we are currently ‘Validating’ to screen patients for the presence of that marker as a means of defining the patients most likely to benefit from the proposed treatment.

IkT-148009 is a small molecule, brain penetrant c-Abl inhibitor selective for the non-receptor Abelson tyrosine kinases that we are using in clinical trials to treat two groups of PD patients and two additional groups to evaluate GI complications that arise early in the disease course in PD patients. We delineate the GI complications from PD because we will evaluate the GI complications using unique measurements and endpoints that are distinct from PD itself. Thus, we believe we will have four opportunities to succeed with IkT-148009, lowering the risk of failure during the development program. A fifth program for IkT-148009 involves the orphan disease Multiple System Atrophy, which we discuss further below. We believe we have further lowered the risks associated with development of IkT-148009 because we believe key aspects of the underlying pharmacology of IkT-148009 have been shown to be superior to approved drugs in this class. The five indications to which IkT-148009 are planned to be applied are listed in Table 1.

Validated animal models recreate the rate of progression and severity of the human disease

To establish whether IkT-148009 could impact the disease course in PD and related disorders, it was necessary to recreate the human disease in animals for both the location in the body where the disease occurs and for the timeframe of disease progression relative to lifespan. In patients, PD often takes 25 years to lead to death, approximately 1/3 of the average human lifespan in the United States. One-third of the lifespan of a mouse is one year. Thus, to create a true mimic of the human disease, we introduced dysfunctional synuclein aggregates into the mouse brain at the nigrostriatal region near the brainstem, or in the GI tract, and then let the disease slowly- progress. The outcomes of these studies have recently been published.

Efficacy of IkT-148009 in validated, humanized mouse models of PD and related disorders

1. Functional Reversal in the Brain.

About 10% of human PD arises from a genetic defect that leads to inherited disease. One of these inherited defects is the Alanine-to-Threonine mutation at position 53 (A53T) in alpha-synuclein. A53T can be introduced into mouse brain using an adeno-associated vector (AAV vector) that is injected using MRI guidance to place the expression vector for A53T into the nigrostriatal region of mouse brain, the same region of the brain where PD occurs in human patients. Disease in this model develops over a 6-month period to degenerate 50% of dopamine-secreting (DA) neurons, mimicking the time frame of 50% neurodegeneration in this part of the brain of PD patients. We introduce A53T in just one hemisphere of the mouse brain, so we can use the other brain hemisphere as an internal control. Mice with 50% neurodegeneration in just one hemisphere lose the ability to walk in straight lines, so we measure functional loss and recovery by counting circles traversed by the mice in a fixed period of time.

Six weeks after introduction of A53T, 1x/day dosing of IkT-148009 was initiated. Functional readout was performed with the amphetamine-rotation test at 6 months of age. Dosing with IkT-148009 resulted in nearly complete restoration of normal function in this test, indicating that IkT-148009 reversed functional loss in the brain.

Functional reversal is accompanied by halting neurodegeneration and rescue of affected neurons in response to treatment. That we have achieved this outcome can be appreciated from counting the number of neurons in the affected region of the brain using two different staining procedures as well as by measuring the density of neural fibers in the affected region of the brain.7 The neurons were counted using two different markers of dopaminergic neurons: Tyrosine Hydroxylase (TH) or Nissl. A) staining of dopaminergic neurons in the substantia nigra pars compacta and B) quantitation of neural counts. While IkT-148009 did not have any effect on the number of neurons in control animals lacking A53T, induction of A53T resulted in a 75%-80% reduction of dopaminergic neurons 6 months following induction.7 By contrast, induction of A53T for 5 weeks, followed by initiation of IkT-148009 treatment by daily oral gavage preserved most dopaminergic neurons (> 80%).7

To demonstrate target engagement in the brain following oral, 1x/day administration, the ability of IkT-148009 to suppress activation of c-Abl can be measured by quantifying the suppression of the active form of c-Abl, which is autophosphorylated at Tyr245. In the presence of 50 mg/kg/day IkT-148009, the ratio of the active:inactive form of c-Abl in the brain returns to levels below baseline in these animals.7 In the presence of the efflux transporter inhibitor, slightly better inhibition of c-Abl activation is observed.

2. Functional preservation in an acute neurotoxicity model in the brain.

This pre-clinical model uses a chemical neurotoxin, MPTP (1-methyl-4-phenyl-1,2,3,6- tetrahydropyridine), to stimulate c-Abl activation in the absence or presence of IkT-148009.7 In this model, IkT-148009 substantially protects neurons from degradation as we have recently published.7 IkT-148009 treatment in this model blocked nearly all of the neurons in the substantia nigra region of the brain from degradation induced by MPTP, the region of the brain normally affected by PD.

The degree of neuroprotection arising from IkT-148009 in this acute model is also reflected in the functional behavior of these animals.7 In forelimb and grip strength, mice treated with IkT-148009 are nearly identical to control mice that have not been treated with the acute neurotoxin MPTP. These animals also have nearly normal descent times in the ‘pole test’, a test in which the mice are placed at the top of a two-meter pole and have to navigate their way vertically down the pole.7

3. Functional Reversal in the GI Tract

GI dysfunction is among the most prevalent early signs of PD, usually involving irreversible constipation, difficulty emptying stomach contents (known as gastroparesis) and difficulty swallowing (known as dysphagia). To evaluate the ability of IkT-148009 to induce functional reversal in the GI tract, a transgenic mouse was created to express A53T specifically in the GI tract. Animals expressing A53T in the GI tract display a significant slowing in the time it takes for food to be processed from mouth to anus, known as the Whole Gut Transit Time, or WGTT. A53T mice display a nearly 3-fold slowing in WGTT relative to regular mice 3 months after A53T is expressed in the adult mouse (Fig. 2). While normal mice have a WGTT of just 165 minutes, this lengthens to nearly 500 minutes 3 months after A53T is introduced (Fig. 2). Mice treated with just 50 mg/kg/day beginning two months after A53T was introduced, on the other hand, have an average WGTT of just 219 min. If it weren’t for the 6 outlier measurements (see cluster plot with blue shading to the right), the average for drug treated mice would be closer to 170 min, a nearly completely normal transit time.

____________________________________________________________________________________________________________

7Karuppagounder et al, The c-Abl inhibitor IkT-148009 suppresses neurodegeneration in mouse models of heritable and sporadic Parkinson's disease. Sci Transl. Med (2023); 15: eabp9352.

Fig. 2: The Whole Gut Transit Time (WGTT) measured in A53T and wild type human alpha-synuclein transgenic mice in the presence or absence of IkT-148009. The WGTT was measured after 3 months at either 50 or 150 mg/kg/day in mice expressing A53T-alpha-synuclein (only 50 mg/kg/day is shown, 150 mg/kg/day had similar results with an average of 254 min instead of 219 min). The control mice were a dosing solution, or vehicle, without the drug. The control allowed comparison of drug treated mice to mice that express the normal human alpha-synuclein as the only source of alpha-synuclein in their bodies. For each treatment group, the results were statistically significant relative to the no drug vehicle only treated controls with a P < 0.0001 in a Student’s T-test.

When we evaluate the distribution of toxic alpha-synuclein in the gut, which we track with an antibody against pY39, therapeutic treatment with IkT-148009 results in near clearance of pathological alpha-synuclein, evidenced by the loss of punctate green staining in the images at both 50 and 150 mg/kg treatment (Fig. 3). Thus, functional reversal in the gut is accompanied by clearance of toxic alpha-synuclein as a consequence of IkT-148009 treatment.

Fig. 3: Effect of IkT-148009 on the presence of pathological pY39 in the adult myenteric plexus of the PD A53T-a-syn mouse model. Fixed longitudinal muscle containing myenteric plexus (LM-MP) tissue from the A53T-a-syn transgenic mice from the three cohorts Vehicle, or the drug IkT-148009 at two different concentrations, 50 mg/Kg and 150 mg/Kg were immunostained with antibodies against pY39 (Rabbit Polyclonal; Green) and VaCht (Goat polyclonal; Red) and with appropriate secondary antibodies. The tissues were then mounted with Prolong Anti-fade and imaged under oil with 40X magnification with an Olympus FV3000rs confocal microscope. The VaCht labels all adult myenteric neurons that express the neurotransmitter and their populations account for almost 70% of adult myenteric neurons. Using the VaCht immunostaining to focus on the myenteric ganglia, we imaged the z-plane that focuses on the myenteric ganglia in the LM-MP tissues and used that plane to observe the presence of pY39 within the myenteric ganglia. Our representative images here show that the expectedly punctate immunostained pY39 protein is abundantly present in and around the neurons of the myenteric ganglia of the Vehicle-dosed A53T mice. However, both the low (50 mg/Kg) and high (150 mg/ Kg) dose of the drug IkT-148009 nearly clears the presence of this pathological protein within the myenteric ganglia and their individual neurons.

We believe that these results in preclinical models establish that reversal of functional loss occurs in the gut just as it has been established in the brain. Functional recovery occurs relatively quickly in the gut, in less than four weeks of daily dosing, although we have not withdrawn drug after functional reversal to determine if treatment with IkT-148009 is curative. However, it is unknown whether these effects will be seen in humans following treatment with IkT-148009.

Toxicology of IkT-148009 in rat and monkey

We have completed 14-day, 3-month and 6-month toxicology studies in rats and 14-day, 3-months and 9-months toxicology studies in monkey. These studies reveal that IkT-148009 has less toxicological impact inthese animals for these durations relative to the template molecule imatinib. In long-term toxicology in rat, IkT-148009 had a No Adverse Event Level, or NOAEL, of 15 mg/kg/day as compared to 5 mg/kg/day for imatinib. Similarly, the NOAEL for monkey at 9 months was 75 mg/kg/day for IkT-148009 as compared to 15 mg/kg/day for the template drug imatinib. The only unexpected observation was the emergence of minimal to mild pathology in the eyes of rats that was not observed in the 9-month study in monkeys. Beginning at 13 weeks, a progressive increase in the frequency of changes to the structures of the eye was observed in rat. These changes included minimal to mild retinal degeneration, partial retinal detachment and evidence of choroid neovascularization, indicating that a monitoring program should be deployed in clinical studies to determine if these changes in the eye may occur in humans. Despite these observations in the eyes of rats, we observed a reduction in the overall toxicology profile of IkT-148009 as the dosing duration increased, suggesting that as the dosing duration is lengthened, there is an adaptation that occurs in different organ systems in response to drug treatment.

Clinical Development Strategy for IkT-148009

Demographics and Adverse Events Observed in Clinical Studies to Date

IkT-148009 has been administered to older and elderly healthy adults in Single and Multiple Ascending Dose studies in humans (SAD and MAD, respectively) with up to 7-day dosing. IkT-148009 has also been administered in Parkinson’s patients with mild to moderate disease who remained on symptomatic therapies and received IkT-148009 for up to 7-days. The tables below summarize the demographics of the healthy subjects evaluated in the SAD and MAD studies.

Table 2: Demographics of the Phase 1 Single and Multiple Dose Escalation Study with IkT-148009 in Older and Elderly Healthy Subjects and in Parkingson's patients

Category	Demographic	Healthy Subjects Value (% of Total N=88)	Parkinson Patient Value (% of total, N=25)
Gender	Female	34 (38.6)	9 (36)
	Male	54 (61.4)	15 (60)
Age	Average (SD)	57.9 (5.72)	61.9
	Median	58.0	63
	Range	45, 69	48, 71
Ethnicity	Hispanic or Latino	13 (14.8)	4 (16)
	Not Hispanic or Latino	75 (85.2)	20 (80)
Race	Black or African American	54 (61.4)	3 (12)
	White	33 (37.5)	20 (80)
	Other	1 (1.1)	0 (0)
Adverse events		6, none clinically significant, only 3 possibly drug related	12, none clinically significant, only 4 possibly drug related

72 patients were evaluated in the SAD phase from 12.5 to 325 mg (8 patients/cohort, 3:1 randomized to placebo). 16 healthy subjects were evaluated in the MAD phase with 7-day dosing at 12.5 or 25 mg. 14 patients with mild to moderate Parkinson’s disease (Hoehn & Yahr < 3.0) who remained on Parkinson’s medications were evaluated at 50 mg or 100 mg MAD with 7-day dosing. 11 patients with untreated Parkinson’s disease (Hoehn & Yahr < 3.0) were evaluated at 50, 100 or 200 mg dosed for up to 11 weeks. Across all 113 healthy subjects or Parkinson’s patients who have participated in trials to date, no clinically significant adverse events were observed at any dose or dose duration (Tables 3). No cardiovascular adverse events that were related to IkT-148009 were observed, to include no QTcF prolongation in either male or female subjects. The unblinded, complete adverse event profiles appear in Tables 3. Of 20 total adverse events that occurred in healthy subjects or Parkinson’s patients, 17 occurred in subjects or patients treated with active drug, none of clinical significance. Of 8 adverse events seen in untreated Parkinson’s patients with up to 11 weeks dosing (Table 3), two adverse events in a single patient with amylase and lipase laboratory abnormalities were screened to be normal but had elevated values at baseline (pre-dose) and increased to higher levels at the 4 week visit. A second patient experienced gastric pain nausea on first dosing that did not re-occur over 4 weeks.

No serious adverse events have been observed in healthy subjects or Parkinson’s patients at any dose or dosing duration.

Table 3: Complete Adverse Event Listing in SAD and MAD studies of IkT-148009 in Older and Elderly Healthy Subjects or mild-to-moderate Parkinson’s patients with up to 11 week dosing.

Category	Dose mg	Dose Duration	#Occurrences Healthy Subjects (N=88)	# Occurrences PD patients (N=25)	Severity
Cardiovascular	75 mg	Single Dose	1 Palpitations[1]		Mild
Gastrointestinal
	325 mg	Single Dose	2 Diarrhea		Mild
	100 mg	7-day, 1x/day		1 Constipation[2]	Mild
	100 mg	4 wk, 1x/day		1 Elevated Amylase/Lipase[3]	Moderate
	Active, 50 mg	4 wk		1 Gastric pain[4]	Mild
	Active, 50 mg	4 wk		1 Nausea[4]	Mild
Dermatological
	50 mg	7-day, 1x/day		1 Dermatitis	Mild

[1]Appeared 2 weeks post-dose, no clinical basis found even after following by 3-day Holter monitoring; [2]Appeared one day after last dosing day; [3]Amylase and Lipase abnormalities were asymptomatic. Patient reported regular consumption of alcohol prior to the baseline visit and while enrolled in the trial; [4]Single occurrence on first dose

The most-commonly-observed laboratory abnormalities were sporadic elevations in amylase and/or lipase that occurred in both placebo and actively-dosed subjects. In all cases, elevations of amylase and/or lipase were asymptomatic and did not correlate with gender, dose or dose duration. Amylase and/or lipase elevations are a known side effect of c-Abl inhibitor therapy.8

_______________________________________________________________________________________________________

8 Pezzilli R, Corinaldesi R, Morselli-Labate AM. Tyrosine Kinase Inhibitors and Acute Pancreatitis. J. Pancreas 2010; 11a:291-293.

Pharmacokinetics in Humans

Clinical pharmacokinetics of single doses of IkT-148009 are summarized in Figure 7.

Figure 3: Clinical Pharmacokinetics of IkT-148009 in SAD

In the SAD study, IkT-148009 showed linear dose proportionality as the dose escalated to 175 mg, but plateaued at 250 mg and 325 mg. The half-life of IkT-148009 averaged 23-25 hours, with a Cmax reaching 6130 ng/mL at 175mg and the AUC0-inf reaching 170,000 ng-h/mL. These exposures are deemed to be very high. Multiple dose PK demonstrated a 2-fold accumulation in elderly healthy subjects, with steady-state reached between days 4 and 5. Parkinson’s patients, on the other hand, displayed a 1.3 to 1.4-fold accumulation at day 7 and doubling of the dose from 50 to 100 mg resulted in only a 30-40% increase in drug exposure evaluated by Cmax or AUC0-24h at steady-state.

Clinical experience in Parkinson’s Patients

Fourteen patients have been dosed at 50 mg or 100 mg IkT-148009 over 7-days once daily (6 active, 2 placebo at 50 mg and 5 active and one placebo at 100 mg). As for healthy subjects of the same age, IkT-148009 appeared to be well-tolerated (Table 3). One case of dermatitis emerged on the first day of dosing in a patient given 50 mg. The dermatitis was treated medically and no reoccurrence was noted nor was dosing disrupted. In Parkinson’s patients, one instance of diarrhea and one instance of constipation were observed post dosing. Pharmacokinetics of IkT-148009 in patients suggested the drug was less well absorbed (≈ 40% less) compared to a comparable dose in older healthy subjects as the steady state exposure from 50 mg to 100 mg was less than dose proportional (1.4:1), but exhibited the same half-life with a similar distribution volume and clearance rate.

Eight patients with untreated Parkinson’s disease have been dosed at 50 mg, 100 mg or 200 mg for up to 11 weeks. Longer duration of dosing did not result in a more frequent occurrence in laboratory abnormalities or adverse events; amylase and lipase elevations in patients dosed up to 11 weeks were observed in only a single patient.

Clinical Development Going Forward

IkT-148009 restarted its ‘201’ trial in patients with untreated Parkinson’s disease following lifting of the FDA full clinical hold in January 2023. The full clinical hold was issued November 7, 2022, following review of our IND submission to expand use of IkT-148009 to MSA; the IND submission cross-referenced all of the IkT-148009 data in Parkinson’s disease, leading to the hold being applied across all the IkT-148009 programs. The FDA lifted the hold for the application of IkT-148009 in Parkinson’s in January 2023 and in MSA in March 2023. The 201 trial has restarted with two doses at 50 mg and 100 mg initially while we also measure the steady-state pharmacokinetic profile IkT-148009 at 200 mg in 6 healthy volunteers age 45-70. Upon completion of the 200 mg healthy volunteer study in March 2023 and if no safety concerns arise, we will include the 200 mg dose in the 201 trial. Three untreated Parkinson’s patients were dosed at 200 mg for 2 weeks to 8 weeks prior to the trial being halted and none of these patients experienced a clinically meaningful adverse event, so we anticipate including the 200 mg dose into the 201 trial as soon as practicable. Figure 4 summarizes the design and outcome analysis planned for the 201 trial.

Fig. 4: Design and outcome analysis planned for the Phase 2a 201 trial of IkT-148009 in untreated Parkinson’s disease.

In the gut, we will take a unique approach to seeking approval for the GI complications in PD patients. In the GI, prospective and retrospective data using a wireless motility capsule measuring WGTT, a battery of clinical assessment scores and potentially GI biopsies will be used to assess clinical benefit in the GI. The combination of these measures of GI function represents a new approach to evaluating neurological function in PD patients with GI complications. We believe these quantitative measures in the GI tract could facilitate proof-of-concept trials in the future and provide quantitative endpoints from measures in the GI that could augment analysis of trials in the future and provide quantitative endpoints from measures in the GI that could augment analysis of therapeutic benefit in the brain. Trial design and the number of patients we intend to enroll in such studies will be discussed with the FDA in follow-up meetings, to include agreement on the use of GI endpoints in analyzing therapeutic benefit.

We believe simultaneous measures in the brain and GI tract offer an additional development advantage for us. The ability to restore normal GI function implies that PD patients may experience more normal bathroom and/or eating habits. We can think of no more fundamental improvement in quality of life than the ability to eat or to go to the bathroom normally, which is becoming a key metric of therapeutic benefit for PD.

IkT-001Pro: Validating our prodrug technology in stable phase Chronic Myelogenous Leukemia (CML)

Market and Commercial Opportunity

IkT-001Pro is the first application of our prodrug technology that seeks to improve the oral absorption, reduce GI side effects and enhance the safety of active pharmaceutical ingredients. IkT-001Pro is a prodrug of the anti- cancer agent imatinib, an FDA approved treatment for certain blood and stomach cancers. We plan to seek approval from the FDA for IkT-001Pro in stable phase CML as an orphan indication. In 2016, imatinib became generic and up to eleven companies have been approved to sell generic imatinib in the U.S. In 2020, sales for generic imatinib were approximately $331 million per year across the retail counter, indicative of a potentially robust commercial market for IkT-001Pro. In non-human primates IkT-001Pro displayed a 3.4-fold higher NOAEL relative to Imatinib. This suggests that IkT-001Pro could reduce some side effects common to imatinib therapy for blood and stomach cancers in patients. As a consequence, we believe we have an opportunity to compete with generic imatinib sales in the U.S. market if IkT-001Pro completes clinical development and is approved by the FDA. To achieve this commercial goal, we will require implementation of an appropriate commercial strategy for prescribers, pharmacy benefit managers and payors. Primary research to validate our strategy with pharmacy benefit managers and payors suggests a commercial path exists, passing through generic imatinib. IkT-001Pro, if approved, could also compete for market share from other first line therapies for CML. One of the approved indications for Nilotinib (marketed as Tasigna®), for example, is for treatment of CML in patients that are imatinib intolerant. Nilotinib’s label indicates it has serious cardiovascular adverse events. For those patients whose imatinib-intolerance arises from on-dosing side effects, we believe they would elect to take IkT-001Pro might be viewed as an alternative therapy if IkT-001Pro is shown to relieve those side effects in clinical trials and approved by the FDA.

Development Strategy for IkT-001Pro

CML is a proliferation of myeloid cells in the bone marrow with an incidence of 1 – 2 cases per 100,000 persons, and accounts for approximately 15% of newly-diagnosed cases of leukemia in adults. Prevalence of this disease has steadily grown over the past decade, with nearly 200,000 patients projected to be afflicted with this disease by 2050. Pathogenesis of CML is linked to a mutation in the c-Abl gene, referred to as BCR-Abl. BCR-Abl is a form of the c-Abl protein kinase that is always in the “on” state, and accounts for excessive accumulation of myeloid cells in the bone marrow and blood that is associated with leukemia. Inhibition of BCR-Abl with imatinib suppresses tumor growth. In clinical practice, imatinib is very successful at suppressing tumor growth with an 81% event-free survival rate and a 93% overall survival rate. However, 8-year follow-up studies revealed that only 55% of patients remained on therapy at 8 years, indicating that treatment failure grew over time. Treatment failures occur for a variety of reasons. We believe failure to adhere to the daily treatment regimen makes a significant contribution to treatment failure for imatinib therapy. For example, nearly 50% of patients experience nausea, diarrhea and vomiting that are not well managed. Missing just 5 days of therapy in the first 12 months of treatment reduces the likelihood of reaching cure at the end of the fourth year of treatment by nearly 25%. Thus, while imatinib remains the medication of choice for CML, we believe that GI distress and other on-dosing side effects of imatinib therapy degrade patient adherence and lead to substantial additional medical costs, which can reach $100,000 per patient in the U.S. One of the key objectives for IkT-001Pro is to restore all patients to 100% treatment compliance by suppression of the GI and other on-dosing side effects for both branded and generic imatinib.

Pharmacology of IkT-001Pro in preclinical models

We believe many of the side effects that degrade adherence to imatinib therapy arise from GI distress on absorption, along with degradation that occurs at the gut wall (so-called first-pass metabolism). IkT-001Pro is a chemically modified form of imatinib, which is absorbed intact and enzymatically releases imatinib in the blood (Table 1). Evaluation of the prodrug absorption and distribution in rats demonstrated that the exposure to imatinib is significantly higher overall. We determine this by measuring the Area Under the Curve, or AUC, as illustrated in Table 6.

Table 6: Pharmacokinetic (PK) parameters in male rat at 3 mg/kg/day orally (n=3) and stability in human plasma for imatinib prodrugs

					Prodrug t1/2
Drug	Tmax (hr)	Cmax (nM)	AUC (ng-h/mL)	Elimination T1/2 (h)	Distribution volume (L/kg)	Human Plasma (min)(1)
Imatinib	2	323.3	1753	2.7	1.1	N/A
IkT-001Pro	4	387	2712	2.0	3	<5

(1) The half-life of the prodrug is essentially the same in rat, monkey and human plasma.

We have evaluated IkT-001Pro in a dose-range-finding study and in a pivotal 28-day GLP toxicology study in monkeys. One of the principal measurements we make in a toxicology study is the No Observed Adverse Event Level, or NOAEL. The NOAEL is the dosing level at which no meaningful toxicity is observed. For IkT-001Pro, the NOAEL is 5-fold higher for IkT-001Pro relative to imatinib given alone. The higher NOAEL means that the prodrug drug suppressed some side effects that normally arise from imatinib itself. In these studies, we observed that all the GI and other on-dosing side effects were suppressed at the NOAEL dose.

Efficacy of IkT-001Pro in preclinical animal models of leukemia

We measured the efficacy of imatinib therapy versus the prodrug in a patient-derived model of leukemia by transferring the liquid tumor of a human patient into an immune-suppressed mouse, giving the mouse a human leukemia. When we compared the dose of IkT-001Pro in this animal model to the dose of imatinib required to observe the same effect, we determined that we could deliver 15% less imatinib than if we had dosed the animals with imatinib alone (Fig 5).9 We believe these results suggest that IkT-001Pro delivers imatinib into the body more efficiently than imatinib alone.

Fig. 9: Comparison of tumor control for imatinib and IkT-001Pro. 150 mg/kg imatinib or 155 mg/kg IkT-001Pro were dosed daily into 15 mice per group and compared to vehicle control. Dosing began on the 8th day after tumor cell inoculation into the tail vein with human, patient-derived leukemia cells, which could be followed with the cell surface marker CD45. As is readily apparent, tumor control by imatinib and IkT-001Pro were identical even though IkT-001Pro delivered 15% less imatinib relative to imatinib alone. This is due to the mass difference between imatinib and IkT-001Pro. These results confirm the observations made with respect to the AUC or drug exposure per unit mass of prodrug vs. imatinib alone.

Clinical Development Strategy for IkT-001Pro in stable phase CML

Through pre-IND discussions with the FDA Division of Hematology, we believe approval of IkT-001Pro could be achieved through the 505(b)(2) regulatory pathway. The IND was filed in August 2022 and the Study May Proceed letter allowing clinical entry was received in September 2022. In this instance, clinical development prior to the New Drug Application meeting is a measure of bioequivalence, which began in mid-December 2022. Four cohorts will be measured at 300, 400, 500 and 600 mg IkT-001Pro freebase delivered as a combination of film-coated tablets of 100 mg or 400 mg strength. The 300 mg dose enrolled three healthy volunteers for a single dose of IkT-001Pro and measurement of the pharmacokinetic (PK) profile over 96 hours along with a batter of safety evaluations. PK evaluation from these three volunteers revealed that IkT-001Pro delivered the expected amount of the active ingredient imatinib, and no side effects or clinically meaningful laboratory abnormalities or cardiovascular risks were observed. The 400, 500 and 600 mg IkT-001Pro freebase cohorts will involve eight healthy subjects in a single period crossover study wherein in all eight will first receive a single dose of the specified dose of IkT-001Pro, have blood drawn for PK measures and then ‘washout’ for seven days before receiving a single dose of commercial 400 mg imatinib mesylate. As for IkT-001Pro, the 96-hour PK blood samples will be drawn for PK analysis and comparison to the PK analysis of IkT-001Pro. The 300, 400 and 500 mg dose cohorts have been completed as of this writing.

Upon completion of the 600 mg dose, the dose of IkT-001Pro equivalent to 400 mg imatinib mesylate will be computed from the PK data across all four cohorts and then a confirmatory study in 32 healthy volunteers will be performed in a two-period crossover study. In the two-period crossover study, 16 healthy subjects will first take Imatinib mesylate and the other 16 healthy subjects will be given the equivalent dose of IkT-001Pro. Following the 7-day washout, the subjects on 400 mg imatinib mesylate will switch to IkT-001Pro, while the subjects that were first administered IkT-001Pro will switch to 400 mg imatinib mesylate. If the confirmatory study validates the computed dose of IkT-001Pro equivalent to 400 mg imatinib mesylate, we will then request a meeting with the FDA to discuss the parameters for the New Drug Application or NDA. Coincident with that meeting, we plan to evaluate the safety benefit of IkT-001Pro in a superiority trial in existing patients on 400-mg imatinib mesylate to further validate the medical advantage of IkT-001Pro over standard-of-care 400 mg imatinib mesylate.

____________________________________________________________________________________________________________

9 Jabbour E., Kantarjian H. (2014) Chronic myeloid leukemia: 2014 update on diagnosis, monitoring, and management. Am. J. Hematol. 89:548-556.

Clinical and Research Phase Programs in Other Neurological Diseases

Our RAMPTM medical chemistry program has also identified additional development opportunities for other neurological diseases which includes Dementia with Lewy Body or DLB, and Progressive Multifocal Leukoencephalopathy or PML.

Dementia with Lewy Body (DLB)

DLB is a Parkinson’s-like disease characterized by alpha-synuclein aggregates, c-Abl activation and alpha- synuclein aggregate chemical modification much like that found in Parkinson’s disease. DLB is diagnosed by observation of a progressive onset of cognitive impairment that may be followed by motor function deficits and characterized morphologically by widespread cortical and subcortical α-synuclein/ Lewy body plus ß-amyloid and tau pathologies. The clinical features of DLB include cognitive impairment, parkinsonism, visual hallucinations, and fluctuating attention. PD and DLB are both Lewy Body disorders. PD and DLB share many features as the disease progresses, and therefore it is not surprising that PD and DLB share the involvement of alpha-synuclein aggregates and c-Abl activation. Most striking about DLB versus PD, however, is that DLB often occurs concomitant with the pathology associated with Alzheimer’s Disease (AD), suggesting a mechanistic linkage between Parkinson’s and Alzheimer’s Disease. While it is possible to distinguish PD from DLB in the clinic using diagnostic procedures, it is not possible to create independent pre-clinical models for DLB and for PD. Unlike other alpha-synuclein-related disorders, such as MSA, there are no animal models that permit evaluation of cognitive function with no motor dysfunction. Therefore, we are using the properties determined for IkT-148009 to screen additional molecules from the 148x series and evaluating pharmacokinetics in animals to identify candidate(s) from the 148x series that share brain penetration, toxicology and other characteristics that are similar with IkT-148009. The development of an animal model to assess the therapeutic utility in DLB is not necessary, because we believe the characteristics of a molecule suitable for treatment of DLB are similar to one used to treat PD given the significant overlap in disease pathology and clinical features. Rather, we are evaluating which of the 148x series molecules is the best candidate to follow IkT-148009 into the clinic and planning the pre-clinical studies, which will be required prior to evaluating the molecule clinically in patients with a formal diagnosis of DLB.

Progressive Multifocal Leukoencephalopathy (PML)

PML emerged as an unusual form of cognitive decline during the AIDS epidemic of the 1980s, arising from the migration and lytic infection of the John Cunningham virus, or JCV, from its reservoirs in the kidney and bone marrow not the brain. With the advent of antiretroviral therapy that restored normal immune responses to viral infection in patients with HIV infection, the first reports of progressive multifocal leukoencephalopathy (PML) in patients since the era of the AIDS epidemic occurred during Phase 3 clinical trials evaluating natalizumab treatment for relapsing remitting multiple sclerosis. Natalizumab is a monoclonal antibody against α4ß1 and α4ß7 integrins that blocks lymphocyte surveillance in the brain and can prevent multiple sclerosis-related clinical relapses. The co-occurrence of PML and multiple sclerosis was unanticipated. Once JCV enters the CNS, JCV induces a lytic infection of oligodendrocytes and astrocytes, which is fatal in approximately 50% of cases. The initial prevalence of natalizumab-associated PML in patients with multiple sclerosis was estimated to be 1 in 1000. However, as more PML cases emerged among natalizumab-treated patients, with substantial morbidity in survivors, the prevalence of PML among patients treated with natalizumab for more than 24 months who also carried antibody evidence of JCV infection and previous immunosuppressant exposure, climbed to at least 1 in 70. Analysis of polyomavirus infection and reproduction in host cells revealed that polyomaviruses like JCV are dependent on c-Abl for viral entry into the cells it is going to infect.10 This suggests to us that c-Abl inhibitors could be an effective anti-viral strategy to block productive JCV infection inside and outside of its reservoirs in a living organism.

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

____________________________________________________________________________________________________________

10 Swimm AI, Bornmann W, Jiang M, Imperiale MJ, Lukacher AE, Kalman D. (2010) Abl family tyrosine kinases regulate sialylated ganglioside receptors for polyomavirus. J. Virol. 84, 4243-4251.

Dr. Werner is joined by Terence Kelly, Ph.D., a 20-year veteran of medicinal chemistry at Boehringer-Ingelheim, Roger Rush, Ph.D., who has led IND-enabling programs for ground-breaking medications, like the Hepatitis C compound portfolio of Idenix, which was sold to Merck & Co., and Dr. Surendra Singh who has extensive experience in process scale and commercial manufacturing of drug substances. We have engaged Clintrex Research Corporation, who is led by Karl Kieburtz, M.D. and Warren Olanow, M.D., two of the leading clinical investigators in neurodegenerative disease. Warren Olanow, MD is now the Company’s principal medical consultant. Andrew McGarry, MD (Clintrex) is our clinical trial medical monitor and our internal medical team running clinical operations, project planning and finance round out the Company’s expertise across all business disciplines. For more information regarding our management, see the section titled “Management”.

Collaborations are central components of our strategy to build and advance our pipeline of product candidates. Through NIH research grants awarded to Dr. Werner, we have subcontracted research projects in the biochemistry of neurodegeneration to Johns Hopkins University, Arizona State University, the University of Bordeaux and the Vienna (Austria) Medical University. In oncology, we have subcontracted research work to the University of California, San Francisco and the CML Consortium and consult with clinicians at the Memorial Sloan-Kettering Cancer Center and the Medical College of Wisconsin. Our research endeavors have been validated by private and public granting agencies, to include the Michael J. Fox Foundation, and the National Institute of Neurological Disease and Stroke, the National Cancer Institute and the National Institute of Allergy and Infectious Disease. We believe that accessing external innovation is important to our success and we plan to remain active in accessing external innovation through business development activities and awarding of private, state and federal grants through institutions such as NIH and DoD.

Our leadership team is complemented by leading clinicians and research investigators in the areas of neurodegeneration (Drs. Ted Dawson, Valina Dawson, Ken Marek, Jay Pasricha, Jeff Kordower, Karl Kieburtz and C. Warren Olanow and Robert Hauser). We have active research collaborations with Dr. Jeffrey Kordower of Rush University and Dr. Jay Pasricha of Johns Hopkins University. Collectively, this group of collaborators and advisors represent what we believe is the cutting edge of the fields of neuroscience and neurodegeneration.

Our strategy is guided by three principles:

•
Identification and characterization of the pathway(s) governing neurodegenerative disease: We select our therapeutic targets by identification and characterization of disease pathways that we believe drive neurodegenerative disease and elucidate the biochemistry of pathway proteins to enable small molecule targeting to treat PD and related disorders, often involving clinically validated targets.
•
Proprietary method of drug discovery in neurodegeneration: We use our RAMPTM method to imprint the properties we desire from an approved medication onto a new molecular entity for treatment inside and outside of the brain. Using RAMPTM, we believe we can establish the pharmacology profile of our product candidates using an existing medication as a template.
•
Delivering neurodegenerative treatments as a prodrug to improve pharmacology and safety: A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Our prodrug technology has been shown in animal models to suppress GI and other adverse events commonly associated with oral kinase inhibitors and improve drug absorption from the GI tract. We believe this technology enhances drug distribution into the target tissues, which we believe may improve safety and tolerability of our kinase inhibitors for neurodegenerative and other diseases. We must demonstrate any safety benefit using this prodrug technology in clinical trials in collaboration and consultation with the FDA.

We believe that the application of these principles will significantly increase the probability of our success and will shorten the time required to bring effective therapeutics to patients with neurodegenerative and other diseases.

Drug discovery and Delivery Technologies

Engineering Small Molecule Brain Delivery

Our RAMPTM drug discovery program used imatinib as a template to design and discover a family of novel chemical entities with high potency against c-Abl, leading to IkT-148009. We showed in preclinical models that a subset of the molecules that we discovered using RAMPTM were more brain penetrant than imatinib. We believe the specific modifications in the more brain penetrant RAMPTM molecules sterically hinder engagement of transporters that could suppress accumulation of drug in the brain. Thus, we believe RAMPTM could be further applied to predicting and developing next generation molecules with enhanced brain penetration without compromise of c-Abl inhibition. As part of our ongoing research and development effort, we have increased the ability to penetrate the blood-brain barrier by as much as 5-fold in preclinical models, enabling direct treatment in the brain following oral administration.

Enhance drug absorption through a prodrug technology

In addition to the design principles, we have deployed to develop c-Abl inhibitors capable of maintaining therapeutic concentrations in the brain, we have also developed a delivery technology that suppresses GI side effects that occur on dosing with medications in this class. Using the anti-cancer agent imatinib as a prototype, we believe that we have shown that formation of a carbonate-linked prodrug enables absorption of the active ingredient without induction of GI side effects, resulting in an increase in the NOAEL by 3.4-fold relative to imatinib alone in non-human primates. The active ingredient we believe is more efficiently absorbed into the blood using this approach, which results in achieving therapeutic exposures with less drug administered. Since GI side effects can be common for drugs in this class and often discourage adherence to therapy, we believe this approach could be applied to any of the drugs we currently are developing for treatment of CNS disease and could be used to improve existing therapeutics in cancer as differentiated generics.

History of Business Operations and Key Events

We commenced operations in September 2008 as a Georgia limited liability company with in-licensed intellectual property relating protein kinase inhibitors to the control of bacterial and viral infectious diseases. By 2015, we had developed our own portfolio of protein kinase inhibitors to treat bacterial and viral infections, including viral infections in the brain. During 2015, we also began our endeavors in developing product candidates for other diseases of the brain, including neurodegeneration. In 2020, we completed an Initial Public Offering ("2020 IPO") and listed our Common Stock on Nasdaq under the symbol ‘IKT’. Key recent operational and financing milestones are:

•
In March 2017, the National Institute of Allergy and Infectious Disease, an Institute of the National Institutes of Health, awarded us an additional $2,000,000 to continue our development of small molecule therapeutics to treat JCV infection in the brain.
•
In March 2017, the Michael J. Fox Foundation awarded us $433,729 to screen our novel c-Abl protein kinase inhibitors in a mouse model of Parkinson’s disease.
•
In June 2017, we believe we came to an understanding with the FDA on the requirements for approval for IkT-001Pro, a prodrug of imatinib, for the treatment of stable-phase patients with CML using a product with a potential for significant reduction of side effects under the FDA 505(b)(2) regulations.
•
In September 2017, the National Institute of Neurological Disease and Stroke, an Institute of the National Institutes of Health, awarded us $3,108,583 to advance our novel c-Abl inhibitors as disease modifying therapies for Parkinson’s disease and related disorders.
•
In March 2018, we opened our pre-IND discussion with the FDA for the application of our novel c-Abl inhibitor IKT-148009 for the treatment of Parkinson’s disease.
•
In September 2018, the National Cancer Institute, an Institute of the National Institutes of Health, awarded us $2,002,000 to advance IkT-001Pro into the clinic as a novel therapy to treat stable-phase CML.
•
In September 2018, the FDA designated IkT-001Pro as an Orphan Drug for treatment of stable-phase CML.
•
In February 2019, we submitted two INDs for the application of IkT-148009 in neurodegenerative disease to the FDA. One IND was for treatment of Parkinson’s disease and the second IND is for the treatment of GI complications in Parkinson’s patients
•
In March 2019, the FDA cleared the first IND in human study to commence in elderly healthy volunteers for IkT-148009. First dosing of patients for treatment of PD commenced on February 16, 2021. Clinical development of IkT-148009 for the GI complications in PD patients will cross-reference the first human study of IkT-148009 for the treatment of PD.
•
In September 2019, the National Institute of Neurological Disease and Stroke, an Institute of the National Institutes of Health, awarded us $3,100,838 to further advance our novel c-Abl inhibitor IkT-148009 into chronic pivotal toxicology studies for Parkinson’s disease and related disorders.
•
In December 2020, we completed an Initial Public Offering of 1,800,000 shares of our Common Stock for $10.00 per share.
•
In February 2021, we initiated dosing of IkT-148009 in a Phase 1 trial enrolling older and elder healthy volunteers to measure the safety, tolerability and pharmacokinetics of our drug in patients of a similar age range as Parkinson’s patients.
•
In April 2021, we accelerated our Phase 1 trial to initiate Multiple Ascending Dose cohorts and began the process of incorporating Parkinson’s patients into these dosing cohorts.

•
In June 2021, we completed a follow-on offering of 15,000,000 shares of our Common Stock for $3.00 per share.
•
In September 2021, we were awarded $385,888 from the National Institutes of Health to evaluate our novel c-Abl inhibitor IkT-148009 in an animal model of Multiple System Atrophy
•
In May 2022, we commenced a Phase 2a trial of IkT-148009 in patients with untreated Parkinson’s disease
•
In August 2022, we filed our IND application for IkT-001Pro to commence clinical development for the treatment of Stable-phase CML
•
In September 2022, we filed our IND application for the application of IkT-148009 to commence clinical development of IkT-148009 in Multiple System Atrophy (“MSA”)
•
In November 2022, we received a full clinical hold from the FDA on IkT-148009 programs in PD and MSA
•
In December 2022, we filed our Complete Response to the clinical hold on IkT-148009 in PD with the U.S. FDA.
•
In January 2023, we received notice of the lifting of the clinical hold on IkT-148009 in PD.
•
In January 2023, we raised gross proceeds of $10,000,000 through the sale of our Common Stock and Common Stock equivalents and warrants.
•
In March 2023, we received notice of the lifting of the clinical hold on IkT-148009 in MSA.

Regulatory and Clinical Experiences

From September 2014 through September 2016, we conducted two non-interventional clinical studies to inform our research on the risk, development, and treatment of Progressive Multifocal Leukoencephalopathy, or PML. The results of one of the studies was published in the Journal of Neurovirology.11 In 2016, the FDA permitted protocols allowing us to conduct clinical trials with the use of non-Inhibikase marketed products to treat PD. We did not conduct these studies based on our decision to pursue development of IkT-148009. In February 2021, we began our Phase 1 trial of IkT-148009 in older and elderly healthy volunteers to initiate clinical development of our lead candidate for Parkinson’s and related disorders, which advanced into Phase 2a studies in 2022. In October 2022, an Investigational New Drug Application (“IND”) to expand use of IkT-148009 into the Parkinson’s-related disease MSA was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 for the MSA program.

Also in 2022, we commenced clinical development of IkT-001Pro.

Federal Contracts and Grants

We have secured a number of grants from the United States Federal Government through the National Institutes of Health, or NIH. These grants supported most of the funding needed for our historical research and development activities. Funding through grants is nondilutive to our equity and does not need to be repaid, so long as we comply with the conditions of the grant. In connection with Federal government funding, the government retains ‘march-in’ rights in connection with these grants, which is a non-exclusive right to practice inventions developed from the grant funding. As we conduct our business in the future, we may expect to seek and use additional NIH funding through grant opportunities. No assurance can be given that we will obtain any grants that may be available within our areas of research and development.

Since 2009, we have received six grants from the NIH totaling $10,053,365, to support the development of the RAMPTM drug discovery process and the application of the output of RAMPTM to therapeutic indications in neurodegenerative disease and infectious disease. Since 2017, we have received two grants from the NIH totaling $2,286,778, to support the development of the Company’s prodrug platform and oncology applications. Since 2021 we received one grant from NIH totaling $385,888 to support our evaluation of IkT-148009 in an animal model of MSA. Under these NIH grants, we must disclose to the Federal government the research methods and outcomes of our research endeavors and patent rights and are subject to the government’s march-in rights as they relate to intellectual property. As part of our reporting requirement, we must conduct independent audits of expenditures and file the outcomes of these audits with the NIH and the Department of Health and Human Services. These grants do not carry a payback provision unless there is a material breach or other transgression as it relates to use of funds. To date, we have not been found to have breached the terms of any NIH grant.

____________________________________________________________________________________________________________

11 Werner, M.H. and Huang, D. (2016) Natalizumab-treated patients at high risk for PML persistently excrete JC polyomavirus. J. Neurovirol. 22:871.

We have received one contract from the Department of Defense, or DoD, totaling $7,129,614, to develop so-called Medical Counter Measures, or MCMs, to attempt to establish whether currently marketed inhibitors of c-Abl could act as multi-pathogen anti-infectives for bioterrorism defense. Under the terms of the DoD contract, the Company may file intellectual property related to the outcomes of the research endeavor subject to the government’s march-in rights. The expenditures incurred under this contract were subject to annual audits by the Defense Contract Audit Agency, or DCAA, and compliance with federal regulations by the Defense Contract Management Agency, or DCMA.

We have received economic development grants and loans totaling $455,550 through the Georgia Research Alliance, or GRA, a not-for-profit entity of the State of Georgia. Under the terms of these grants and loans, we had to in-license intellectual property from a State of Georgia research university, such as Emory University, and attempt to translate this intellectual property into a useful medical product. As part of the terms and conditions of these grants and loans, the Company had to meet certain development milestones or establish that the in-licensed technology could not lead to a useful medical product. We complied with all of the terms of these grants and loans. The GRA loans could further be converted into company stock, based on the fair market value of our common stock at the time of conversion. GRA elected to convert the outstanding amount on its two loans on May 31, 2018 into 47,318 shares of our Common Stock.

Material Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement, or the Sphaera Agreement, with Sphaera Pharma Pte. Ltd., or Sphaera, to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its pre-existing intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, we have the exclusive right to commercialize thirteen of the twenty-four linkers detailed in the filed patent applications, collectively, the Company Compounds, including the linker attached to imatinib that comprises the IkT-001Pro oncology product, with the remaining nine linkers owned by Sphaera, collectively, the Sphaera Compounds. Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless we abandon the Company Compounds. We have notified Sphaera that we do not intend to abandon the Company Compounds. We do not currently have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound that has been abandoned by the other party for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound. However, only we have the right to commercialize a Company Compound unless we formally abandon our interests.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, are the responsibility of the Company.

As consideration for its services, Sphaera has received a fixed fee of $160,000 and is entitled to the following milestone payments upon achievement of specified milestones:

Milestone Event	Payment
First dosing of patients in US Phase 1 trial . . . . . . . . . . .	$ 250,000
US Phase 1 trial completion with endpoints met . . . . . .	500,000
US Phase 2 trial completion with endpoints met . . . . . .	875,000
FDA Approval . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	4,000,000
Total potential milestone payments . . . . . . . . . . . . . . . . .	$5,625,000

No milestone payments have been made to Sphaera, and the Company does not anticipate that any milestone payments will be made to Sphaera. Sphaera is also entitled to royalty payments of a percentage of annual net sales and sublicenses ranging in the mid-single digits for applicable products.

Other Agreements

Consulting Agreements

Our non-employee Directors, non-employee management and non-employee technical staff have signed multi- year consulting agreements that provide for protections of intellectual property, trade secrets and ensure consistent commitment to Company research and development activities. These agreements provide a scope of work, reimbursement for incurred costs of travel and equity compensation.

Clinical Research Organization Agreements

Our clinical research organization partnership is with Cognitive Research Corporation, or CRC, through a Masters Services Agreement that includes medical, analytical and pharmacy support services along with clinical research management and data handling according to a statistical analysis plan, although CRC may not be retained for future trials depending on the needs of future individual programs. We use the Hassman Research Institute as a single clinical evaluation site which is managed by CRC and Inhibikase clinical development staff. Our clinical development team is formed, in part, by two physicians and a clinical research manager employed by Clintrex Research Corporation and under contract to us, who have specialized expertise in clinical trial development and execution for Parkinson’s Disease research.

cGMP Manufacturing

Our chemical manufacturing organization is STA Pharmaceutical US LLC, a subsidiary of WuXi AppTec Co., Ltd., which is based in China and provides process scale development and production of active pharmaceutical ingredients. Formulation and finishing services are provided through contracts on an as-needed basis, including current Good Manufacturing Practice or cGMP manufacturing of active pharmaceutical ingredients.

Sponsored Research Agreements

We regularly enter into agreements with academic and research institutions under which the institution agrees to perform certain testing and research for us in exchange for incremental fee payments, or the Sponsored Research Agreements. These Agreements allow us to explore the potential utility of our compounds for therapeutic indications we wish to pursue. We have previously entered into Sponsored Research Agreements with Johns Hopkins, University of Massachusetts Medical School — Worcester Campus and Louisiana State University, Shreveport, and Arizona State University, collectively the Institutions. The scope of work of these Sponsored Research Agreements are derived from the associated grants, in which the sponsored project is a subcontract to the main grant in which the Company is the primary party and Dr. Werner is the principal investigator. Incremental fee payments are due to the Institutions on a monthly or quarterly basis, and certain payments depend on the completion by the Institutions of testing and research milestones. The Sponsored Research Agreements contain estimated completion dates which may be extended by written agreement of the parties. Each Sponsored Research Agreement may be terminated by either party on 30 days written notice, and upon termination we must reimburse the applicable Institution for all costs and reasonably incurred financial commitments, regardless of which party initiates the termination. Under the Sponsored Research Agreements, we retain all rights, title and interest in any information designated as purchaser property, as defined in the Sponsored Research Agreements. We own exclusively, and retain all right, title and interest in and to, our property provided as part of any Sponsored Research Agreement. Any and all of our property remains our sole property and will be used by an Institution solely in performing the research contemplated in the Sponsored Research Agreement. The relevant Institution retains all right, title and interest in and to its inventions, discoveries, material and improvements, that were in existence prior to execution of a Sponsored Research Agreement. The relevant Institution does not acquire rights in our compounds as a result of sponsored research. We are not required to license any rights related to our compounds as a result of sponsored research and we own the results of sponsored research without restriction on their use.

Manufacturing

We believe it is important to our business and success to have a reliable, high-quality preclinical and clinical drug supply.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract manufacturers, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including AgNo Pharmaceuticals, LLC and PepTech Corporation, both in China, and we have contracted for cGMP manufacturing in the United States with STA Pharmaceuticals Co., Ltd., a subsidiary of WuXi AppTec Co., Ltd., which is based in China. We have contracted solid dosage formulations of IkT-148009 and IkT-001Pro with STA Pharmaceuticals, Ltd. in China and with Emerson Pace Laboratories in the United States, respectively.

We do not currently need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity. We may choose one or both options, or a combination of the two.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. However, members of our board of directors have commercial experience and we have conducted a full commercial opportunity assessment for our lead product for PD in the U.S. market. We may develop one or all of our products and commercialize them ourselves, or we may license or form partnerships with other companies for commercialization of our products in the future.

Competition

The pharmaceutical industries, including in the neurodegenerative disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

Our product candidates for treatment of neurodegenerative diseases will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Historically, approved treatments for PD and related neurodegenerative disorders treat the symptoms of such diseases rather than halting or slowing the progression of the disease. We are not in the business of treating symptoms of disease. We intend to halt or slow the progression of the disease, which is known as disease modification and our product candidates are intended to modify disease. We believe that our product candidates, if approved by regulatory agencies in the U.S. and abroad, will compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions. Several large and specialty pharmaceutical companies, including Prothena Corporation plc, Roche Holdings AG, Biogen Inc., Neurimmune Holding AG, UCB S.A., Neuropore Therapies, Inc., Sanofi S.A., Novartis A.G. and Takeda Pharmaceutical Company Ltd. are developing potentially disease modifying therapeutics for PD and are in various stages of clinical trials. Denali Therapeutics Inc. and Prevail Therapeutics Inc. are pursing treatments for specific genetic defects that could prevent onset of disease or affect progression in Parkinson’s patients. In addition, a number of companies have developed c-Abl inhibitors for oncology and any one of them could be in possession of an inhibitor that could be used for clinical development for neurodegenerative diseases. These include Novartis AG, Bristol-Meyers Squibb Company, Boehringer- Ingelheim GmbH and GlaxoSmithKline plc. Two companies, Sun Pharma Advanced Research Company Ltd. (SPARC) and 1st Biotherapeutics, Inc., have initiated clinical studies with proprietary c-Abl inhibitors for PD using molecules initially developed for treatment of blood cancer(s). In addition, we believe Botox® coupled with physical therapy is being explored in physician-led trials for neurogenic constipation, but we are not aware of any formal development programs by other companies.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. The patent expirations reported below assume the patent is not rendered invalid or unenforceable by legal action and that all required fees are timely paid. In the United States, a patent may be entitled to Patent Term Adjustment for Patent Office delay. Where known, this has been included in the expiration dates described below. Further, in the United States, the patent term of a single patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to an approved drug may be extended and the extension can only be obtained for patents covering the approved drug, a method for using it, or a method for manufacturing it. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our eligible products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We plan to seek patent term extensions to any of our issued patents in any jurisdiction where these are available; however, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions.

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

As of February 1, 2023, our patent portfolio included: (i) eight issued patents and two pending patent applications in the United States and (ii) eight issued foreign patents and seven pending foreign patent applications. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

One family of patents and applications covers compositions of matter for IkT-001Pro and related chemical compounds, as well as methods of using those compositions. This family includes two issued U.S. patents: U.S. Patent No. 9,487,500, which claims a genus of compounds including IkT-001Pro, and U.S. Patent No. 9,907,796, which claims methods of using a genus of compounds, including IkT-001Pro, to treat certain tumoral disease and certain infectious diseases. These U.S. Patents will expire between 2033 and 2034, not including any potential patent term extensions. This family does not include any pending patent applications in the U.S. Outside the U.S., this family includes issued patents in Europe, Japan, and Australia, and a pending patent application in Canada. Outside the U.S., patents issuing from the applications in this family, if granted, will expire in 2033, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family of patents and applications is jointly owned by us and Sphaera. Under the terms of our agreement with Sphaera, described above under “— Material Agreements — Sphaera Pharma Pte. Ltd.” we have the exclusive right to commercialize certain compounds disclosed in these applications, including IkT-001Pro, for cancer treatments.

Two families of patents and applications cover compositions of matter for IkT-148009 and IkT-01427, the IkT-148x portfolio, and methods of use relating to those compositions. Patents issuing from the applications in these families, if granted, will expire between 2036 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future. These families include six issued U.S. patents and one pending U.S. patent applications. The issued U.S. patents, U.S. Patent No. 9,828,370, U.S. Patent No. 10,118,923, U.S. Patent No. 10,316,031, U.S. Patent No. 10,344,027, U.S. Patent No. 10,906,896, and U.S. Patent no. 11,407,747, will expire in 2036, not including any potential patent term extensions, and include claims that cover compositions of matter for IkT-148009 and IkT-01427, as well as claims that cover methods of using those compositions to treat certain cancers and certain infectious diseases. Outside the U.S., these families include issued patents in Japan and Australia, and pending patent applications in Japan, Australia, Canada, and Europe. These families are solely owned by us.

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

The patent positions of pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention. For more information, see “Risk Factors — Risks Related to Our Intellectual Property.”

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
•
REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to initiate.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific time frames to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminary evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•
Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy (REMS) plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In particular, the Food and Drug Omnibus Reform Act, or “FDORA” enacted in the Consolidated Appropriations Act on December 29, 2022, further directs FDA to specify conditions for post-approval studies for products approved under accelerated approval that may provide additional requirements and timelines for conducting such studies. FDORA also directs FDA to develop procedures for withdrawing a product’s accelerated approval on an expedited basis, which may also impact one or more of our products, if we are no longer able to continue to meet the requirements for accelerated approval.

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

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record keeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There are continuing, annual user fee requirements for any marketed products and the establishments where such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

Orphan Drug Designation

In the EEA, a medicinal product can be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

In the EEA, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity. During this market exclusivity period, the EMA or the member state competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication. The period of market exclusivity is extended by two years for medicines that have also complied with an agreed pediatric investigational plan.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. Market exclusivity can be revoked only in very selected cases, such as consent from the marketing authorization holder, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar medicinal product, or, after a review by the Committee for Orphan Medicinal Products, requested by a member state in the fifth year of the marketing exclusivity period (if the designation criteria are believed to no longer apply). Medicinal products designated as orphan drugs are eligible for incentives made available by the EU and its Member States to support research into, and the development and availability of, orphan drugs.

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the Department of Health and Human Services, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

For example, in the United States, sales, marketing and scientific and educational programs also must comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines or other penalties, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Prohibitions or restrictions on sales or withdrawal of future products marketed by us could materially affect our business in an adverse way.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch- Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

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

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor-by-payor basis. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

Employees and Human Capital Resources

As of March 14, 2023, we had six full-time employees, one part-time employee and five contractors, six of whom collectively comprise our management team. All but one of these individuals holds a Ph.D. or an M.D. Our employees and contractors are located in Lexington, Massachusetts, Connecticut and Atlanta, Georgia. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Facilities

Our corporate headquarters are located in Atlanta, Georgia, where we lease a single corporate office. Additionally, we have approximately 4,200 square feet of office space in Lexington, Massachusetts which we use as office and conference spaces for our team, most of whom are based in the surrounding area. It is anticipated that these distinct facilities will meet our needs for the foreseeable future.

Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this document, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, before deciding whether to invest in our Common Stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our Common Stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Company.

These risks include, but are not limited to, the following:

•
We are a clinical-stage drug development company with limited resources, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability;
•
While the FDA lifted the clinical holds with respect to the IkT-148009 programs relating to Parkinson’s disease and MSA, we may be subject to further clinical holds by the FDA in the future;
•
We have received deficiency notices from the Nasdaq Capital Market, which may require a reverse stock split of our Common Stock. If we are unable to cure these deficiencies and meet the Nasdaq continued listing requirements, we could be delisted from the Nasdaq Capital Market, which would negatively impact the trading of our Common Stock;
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
•
The war between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition;
•
Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus;
•
Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, including those we do business with, could adversely affect our operations and liquidity;
•
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future;
•
Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates;
•
Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative diseases;
•
We currently contract with various research institutions to perform the research and development activities needed to develop our products, and if we ever choose to or need to find alternative research institutions, we may not be able to do so at all or, if we are able to do so, it may be costly and may cause significant delays in the development and commercialization of our products;
•
Positive results from early preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates;
•
We have no history of completing clinical trials for novel drug substances or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability;
•
Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

•
We have concentrated much of our research and development efforts on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development;
•
We may encounter substantial delays in our current and planned clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all;
•
Our current and planned clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, which would prevent, delay or limit the scope of regulatory approval and commercialization;
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development;
•
The manufacture of our product candidates is complex and difficulties may be encountered in production;
•
If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved;
•
Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
•
Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.
•
The regulatory approval processes of the FDA, EMA and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies;
•
We expect to depend in whole or in part on collaborations with third parties for the research, development and commercialization of any product candidates we may develop;
•
We contract with third parties for the manufacture of materials for our research programs, preclinical studies and current clinical trials and expect to continue to do so for any future clinical trials and for commercialization of any product candidates that we may develop;
•
We depend on a small number of third-party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business;
•
If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected; and
•
An insider controls a significant number of shares of our Common Stock, which could limit your ability to affect the outcome of key transactions, including a change of control.

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical-stage drug development company with limited resources, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical stage drug development company that commenced operations in September 2008. We have limited facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers and by designing and developing research programs in collaboration with university-based experts who work with us to evaluate mechanism(s) of disease for which we have designed and developed product candidates. Our direct research capabilities are very limited. As of the date of this document, we have not maintained a principal laboratory or primary research facility for the development of our product candidates. In addition, we have no products approved for commercial sale and therefore all of our revenue has been obtained solely through grants and contracts from private foundations and from state and federal grants from institutions such as the National Institutes of Health and the Department of Defense.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. As of the date of writing this Report we have not completed clinical trials for any of our product candidates, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of drug development, we may never initiate or complete clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

While the FDA lifted the clinical holds with respect to the IkT-148009 program relating to Parkinson’s disease and Multiple System Atrophy, we may be subject to further clinical holds by the FDA in the future.

On November 7, 2022, the FDA informed the Company that it had reviewed the Company’s Investigational New Drug (“IND”) application for IkT-148009 for the treatment of Multiple Systems Atrophy (“MSA”) and had issued a clinical hold on the IkT-148009 201 program in Parkinson’s disease (“PD”) and the use of IkT-148009 in MSA.

In January 2023, the FDA lifted its clinical hold on the IkT-148009 program based on the Company’s complete response and amendment dated December 21, 2022, as well as further commitments on January 20, 2023 regarding ophthalmologic monitoring in the protocol of study IkT-148009-201 and various modifications to the Investigator Brochure. The Company intends to restart the 201 trial immediately with two doses (50 mg and 100 mg). The Company further intends to provide FDA safety and pharmacokinetics data for the 200 mg doses from the Company’s proposed 7-day MAD study in 6 healthy volunteers aged 45-70 to support adding back the 200 mg dose. The FDA further requested the measurement of visual acuity and examination of the cornea and lens to complement the analysis of retina, macula and fundus that was already part of the ocular monitoring program in the 201 trial. On March 8, 2023, the FDA lifted the clinical hold on IkT-148009 in MSA allowing the Company to proceed with its plans for a future Phase 2 clinical trial in MSA.

Although the clinical hold on the IkT-148009 program has been lifted, we can provide no assurance that we will not be subject to a clinical hold. Further, the FDA or other regulatory agencies may continue to express safety concerns after the hold is lifted, and future preclinical or clinical studies involving IkT-148009 may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of this program may be significantly slowed and the associated costs may be significantly increased, which could adversely affect our business, prompt us to cease development of this program entirely and cause our stock price to decline.

We received deficiency notices from the Nasdaq Capital Market. If we are unable to cure these deficiencies, which may require a reverse stock split of our Common Stock, and meet the Nasdaq continued listing requirements, we could be delisted from the Nasdaq Capital Market, which would negatively impact the trading of our Common Stock.

On July 25, 2022, we received a notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, for the 30 consecutive business days prior to the notice, the Company no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The Company was originally granted 180 calendar days, or until January 23, 2023, to regain compliance with the Minimum Bid Price Requirement. On January 24, 2023, Nasdaq notified the Company that it had been granted an additional 180-calendar day compliance period, or until July 24, 2023, to regain compliance with the Minimum Bid Price Requirement. In connection with the grant of such additional compliance period, the Company provided notice to Nasdaq that it intended to cure the bid price deficiency by effecting a reverse stock split, if necessary, prior to the end of the compliance period.

In order to regain compliance with the Minimum Bid Price Requirement, we plan to implement a reverse stock split of our common stock unless the Company otherwise is able to regain compliance with the Minimum Bid Price Requirement. Although we expect that the reverse stock split will result in a sustained increase in the market price of our common stock, the reverse stock split may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. As a result, there can be no assurance that the market price per share of our common stock after the reverse stock split will remain above the Minimum Bid Price Requirement. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines following the effectuation of the proposed reverse stock split, the percentage decline may be greater than would occur in the absence of a reverse stock split. In any event, other factors unrelated to the number of shares of our common stock outstanding, such as negative financial or operational results, could adversely affect the market price of our common stock and jeopardize our ability to meet or maintain compliance with Nasdaq’s Minimum Bid Price Requirement. If the market price per share of our common stock following the proposed reverse stock split decreases below Nasdaq’s Minimum Bid Price Requirement, we could again be subject to further delisting procedures by Nasdaq.

In addition, to maintain continued listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Although we expect that the proposed reverse stock split will result in a sustained increase in the market price of our common stock, we can provide no assurance that the proposed reverse stock split would enable us to regain or remain in compliance, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq Minimum Bid Price Requirement in the future, or prevent future non-compliance with the continued listing requirements.

If our common stock is delisted by Nasdaq, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened.

We experienced negative operating cash flows since our inception and funded our operations prior to our initial public offering primarily through private, state and federal contracts and grants. In December 2020, we completed an initial public offering of Common Stock, in June 2021 we completed a follow-on public offering and in January 2023 we completed a follow-on public offering and concurrent private placements (the "January 2023 Offering"). We anticipate we will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our Common Stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

The war between Russia and Ukraine could materially adversely affect our business, results of operations, and financial condition.

In February 2022, Russian military forces invaded Ukraine, and although the length, impact, and outcome of the ongoing war in Ukraine is highly unpredictable, this war has led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks, intellectual property theft, and espionage. We are actively monitoring the situation in Ukraine and assessing its impact on our business.

We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia, or Belarus as the war, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the war, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus.

The continuing impact that the COVID-19 virus will have on our operations, including duration, severity and scope, remains highly uncertain and cannot be fully predicted at this time. Such impact is a function of the scope of any new virus mutations and outbreaks, the nature of government public health guidelines and the public’s adherence to those guidelines, the rate of individuals becoming fully vaccinated, the public’s adherence to guidelines to receive booster shots, the success of business and economic recovery as the pandemic recedes, unemployment levels, the extent to which new shutdowns may be needed and the impact of any further government economic relief on the U.S. economy. The coronavirus may continue to spread globally, adversely affecting global economies and financial markets, has and may materially and adversely impact our operations including, without limitation, the functioning of our laboratories, the availability of supplies including reagents, demand for our services and travel, customer demand and employee health and availability. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 virus could continue to adversely impact our results of operations, cash flows and financial condition in the future. At this time, the Biden Administration does not plan to renew the COVID-19 national and public health emergencies when they expire on May 11, 2023, which has been extended every 90 days since they were established in 2020. This decision, therefore, appears to represent a de-escalation in the way the government treats the pandemic, as well as a perception that most people have either been vaccinated or have recovered from a COVID-19 infection (or both), Despite this anticipated change in policy, COVID-19 is still with us and as the virus continues to reproduce and mutate, the Administration’s policy may need be adjusted. In any event, it is likely that we will still need to make adjustments to our operating plans in reaction to developments that are beyond our control.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, including those we do business with, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

Our access to our cash and cash equivalents and our ability to access bank financing in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire or take down financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents or our ability to access bank financing could adversely impact our ability to meet our operating expenses and result in breaches of our contractual obligations which could have material adverse impacts on our operations and liquidity.

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $18,054,155 and $14,786,063 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $47,871,842.

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
•
continue dosing patients in our Phase II clinical trial of IkT-148009;
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

Our operations have required substantial amounts of cash since inception. Prior to our initial public offering, we financed our operations primarily through revenue generated by private, state and federal grants and contracts and subsequently through the issuance of securities in our December 2020 initial public offering, our June 2021 follow-on public offering and our January 2023 Offering. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our early-stage programs and, in particular, advance our lead program candidates through preclinical development and clinical trials, including our Phase 2a clinical trial of IkT-148009. The successful development of our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of our securities offerings.

The Company had cash and cash equivalents of $7,188,553 and marketable securities of $15,861,620 as of December 31, 2022. After taking into consideration the January 2023 Offering, the Company estimates that its working capital is sufficient to fund its normal operations through December 2024. Our estimate as to how long we expect our working capital to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

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

Research, development, and commercialization of pharmaceutical products is inherently risky. We are heavily dependent on the successful use of our RAMPTM drug discovery program and the product candidates that emerge from it and which are undergoing preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

We are at an early stage of development of the product candidates currently in our programs and are further developing our RAMPTM drug discovery program and prodrug technologies to provide future additional product candidates. To date, we have invested substantially all of our efforts and financial resources to identify, develop intellectual property for, and advance our programs, including conducting preclinical studies for our lead programs, commencing our Phase II clinical trials for IkT-148009 and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and a product candidate may not be accepted as safe and effective by patients, the medical community or governmental third-party payors.

We may not be successful in our efforts to further develop current or future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates is in the early stages of development, has not undergone clinical trials except in the case of our Phase I and Phase II clinical trials and our two-part dose finding/dose equivalence study for IkT-001Pro, and will require significant clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

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

Our operations to date have been limited to research, financing and staffing our company, developing our technology and developing our lead product candidate, IkT-148009, and other product candidates and commencing our Phase I and Phase II clinical trials for IkT-148009. Our company has completed observational trials measuring biological parameters for specific indications in human patients from human fluids, but we have never completed a clinical development program for a new interventional drug, and we have not commercialized product candidates. Our product development strategy has included attempts to create molecules through RAMPTM that have predictable human safety margins for the target patient population, but we have never proved that our product candidates have this safety margin in clinical studies. Except for the commencement of our Phase I, Ib and IIa clinical trial for IkT-148009 for PD and our bioequivalence study of IkT-001Pro, none of our product candidates have advanced into late-stage development or a pivotal clinical trial and it may be years before any such trial is initiated, if at all. We cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, contract research organizations or CROs, consultants or collaborators. Relying on third party clinical investigators, CROs or collaborators may result in delays that are outside of our control. If our clinical development program, clinical trials or commercialization of our product candidates were to fail, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

In order to obtain marketing approval for any of our product candidates, we must demonstrate the safety and efficacy of the product candidate for the relevant clinical indication or indications through clinical trials as well as additional supporting data. If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or sub populations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. All of our programs are in the research, discovery, preclinical or clinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding beyond the current financial resources of the Company and is prone to the risks of failure inherent in drug development. We may not be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

If any of our product candidates successfully completes its planned clinical trials, we plan to seek regulatory approval to market such product candidates in the United States, the European Union, or EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

We have focused much of our research and development efforts on addressing neurodegenerative diseases. Collectively, efforts by pharmaceutical companies in the field of neurodegenerative diseases have seen limited success in drug development. There are currently no marketed disease-modifying therapeutic options available for patients with PD and other neurodegenerative diseases. Disease-modifying therapies are therapies that would slow, stop or reverse neurodegenerative disease. While we believe our approach to therapy is disease-modifying, no markers to quantify disease progression have been identified. Our future success may be dependent on demonstrating disease-modification for neurodegenerative diseases using our product candidates. Developing and, if approved, commercializing our product candidates for treatment of neurodegenerative disease subjects us to a number of challenges, including engineering product candidates to cross the BBB to enable optimal concentration of the therapeutic in the brain and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

Our current and planned clinical trials are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or, in the case of the EMA, a clinical trial application, or CTA, will result in the FDA or EMA allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials, such as the clinical hold the FDA placed and then lifted on our IKT 148009 program in PD. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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

Any inability to successfully initiate or complete current or future clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which our product shave patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

Clinical trials are time-consuming, expensive, and difficult to design and implement, in part because they are subject to rigorous requirements and the outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. If we receive authorization to conduct our planned clinical trials in addition to our already commenced Phase I and Phase II clinical trials and our two-part dose finding/dose equivalence study for IkT-001Pro, we could encounter problems that could halt our planned clinical trials or require us to repeat such clinical trials. If patients participating in our current and planned clinical trials suffer drug-related adverse actions during the course of such clinical trials, or if we or the FDA believe that patients are being exposed to unacceptable health risks, such clinical trials may have to be suspended or terminated. Suspension, termination or the need to repeat a clinical trial can occur at any stage.

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

Changes in standards related to clinical trial design could have a material adverse effect on our ability to design and conduct clinical trials as planned. For example, we expect to conduct clinical trials comparing our product candidates to both placebo and other approved drugs, but regulatory authorities may not allow us to compare our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct such a planned clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from our planned clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our planned clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims or removal of certain warnings that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a Risk Evaluation and Mitigation Strategy, or REMS, which could have a material adverse effect on the labeling, distribution or promotion of a drug product.

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

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/ or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. See “— Risks Related to Our Intellectual Property.” The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

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

The processes involved in manufacturing our drug product candidates are complex, expensive, highly- regulated and subject to multiple risks. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. Further, as product candidates are developed through preclinical studies to potential future clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our current and planned clinical trials or other future clinical trials. We expect to rely on third-party manufacturers for the manufacturing of our products.

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

The commercial success of any of our product candidates will depend upon its degree of market acceptance by physicians, patients, third-party payors, and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors, and others in the medical community. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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
•
sufficient governmental third-party coverage or reimbursement; and
•
the prevalence and severity of any side effects.

If any product candidates we develop do not achieve an adequate level of acceptance by physicians, healthcare payors, patients and the medical community, we will not be able to generate significant revenue, and we may not become or remain profitable. The failure of any of our product candidates to find market acceptance would harm our business prospects.

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business.

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

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs, or VA, hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if they are approved for commercial sale. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, of the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, EMA or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2)NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovators use to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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
•
the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for preclinical, clinical and commercial supplies; and
•
the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our preclinical or clinical data insufficient for approval.

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations, and prospects.

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2)are not as we expect,the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

We plan to seek FDA approval through the Section505(b)(2) regulatory pathway for IkT-001Pro. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to the FDCA. Section505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2)regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

In addition, notwithstanding the approval of a number of products by the FDA under Section505(b)(2) over the last few years, certain brand-name pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA’s interpretation of Section 505(b)(2)is successfully challenged, the FDA may change its Section505(b)(2) policies and practices, which could delay or even prevent the FDA from approving any NDA that we submit under Section 505(b)(2). The pharmaceutical industry is highly competitive, and Section 505(b)(2)NDAs are subject to special requirements designed to protect the patent rights of sponsors of previously approved drugs that are referenced in a Section505(b)(2) NDA. These requirements may give rise to patent litigation and mandatory delays in approval of our NDAs for up to 30 months or longer depending on the outcome of any litigation. It is not uncommon for a manufacturer of an approved product to file a citizen petition with the FDA seeking to delay approval of, or impose additional approval requirements for, pending competing products. If successful, such petitions can significantly delay, or even prevent, the approval of the new product. However, even if the FDA ultimately denies such a petition, the FDA may substantially delay approval while it considers and responds to the petition. In addition, even if we are able to utilize the Section 505(b)(2) regulatory pathway, there is no guarantee this would ultimately lead to faster product development or earlier approval.

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

If we file a Section505(b)(2) application that relies in whole or in part on studies conducted by a third-party, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the Orange Book, with respect to the third-party NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our drug. A certification that our new drug will not infringe the Orange Book- listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If we submit a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to the NDA holder once our Section505(b)(2) application is accepted for filing by the FDA. The third-party may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the Section 505(b)(2) application until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of us.

The third-party may file a patent infringement lawsuit outside the 45-day period, in which case, our Section 505(b)(2) application will not be subject to the 30-month stay of FDA approval.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post- marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product. If we lose orphan drug designation in the future for IkT-001Pro the development costs may outweigh the economic benefits from FDA approval, if any, and commercialization.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In particular, the Food and Drug Omnibus Reform Act, or “FDORA” enacted in the Consolidated Appropriations Act on December 29, 2022, further directs FDA to specify conditions for post-approval studies for products approved under accelerated approval that may provide additional requirements and timelines for conducting such studies. FDORA also directs FDA to develop procedures for withdrawing a product’s accelerated approval on an expedited basis, which may also impact one or more of our products, if we are no longer able to continue to meet the requirements for accelerated approval.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

•
federal civil and criminal false claims laws and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A person or entity does not need to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation;
•
HIPAA, which created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits,items or services relating to healthcare matters;
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
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including, but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We and any contract manufacturers and suppliers we currently or may in the future engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that any current or future clinical trials would be conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of any current or future clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any current or future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain time frames. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. Identifying, qualifying and managing performance of third-party service providers can be difficult, time- consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

We expect to work with third-party collaborators in whole or in part for the development and commercialization of any product candidates we may develop. Our collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and academic institutions and commercial research organizations. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We do not currently have any manufacturing facilities. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and current clinical trial and expect to continue to do so, including for any future clinical trials, unless we choose to establish our own manufacturing facilities for preclinical studies, any current and future clinical trials and for commercial supply of any product candidates that we may develop.

We may be unable to establish any further agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third party manufacturers entails additional risks, including:

•
the possible breach of the manufacturing agreement by the third-party;
•
the possible termination or non renewal of the agreement by the third-party at a time that is costly or inconvenient for us;
•
reliance on the third-party for regulatory compliance, quality assurance, safety, and pharmacovigilance and related reporting; and
•
the inability to produce required volume in a timely manner and to quality standards.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our third-party manufacturers may have little or no experience manufacturing materials that we require for our preclinical studies and current and future clinical trials. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect our business, financial condition, results of operations, and prospects.

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

We depend on third-party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We rely on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole source draw materials could materially harm the ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for future clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we co-own certain patents and patent applications relating to our pro drug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications that was jointly developed with Sphaera. Our exclusive rights to certain of these patents and patent applications are dependent, in part, on operating agreements between the joint owners of such patents and patent applications. If our licensors or co-owners fail to sustain the grant of exclusive licenses to us or we are otherwise unable to maintain such exclusive rights, our licensors or co-owners may be able to license these rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of our licensors and co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

If we fail to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose license rights that are important to our business.

We have entered into license agreements with third parties and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

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
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors rand us and our partners; and
•
the priority of invention of patented technology.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act, or the America Invents Act, enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

The America Invents Act also includes a number of significant changes that affect the way patent applications will be prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third-party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third-party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third-party as a defendant in a district court action. Therefore, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our owned or in-licensed patent applications and the enforcement or defense of our owned or in-licensed issued patents, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

If we or one of our licensors initiated legal proceedings against a third-party to enforce a patent covering our product candidates or other technologies, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may raise claims challenging the validity or enforceability of our owned or in-licensed patents before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in the revocation of, cancellation of, or amendment to our patents in such a way that they no longer cover product candidates or other technologies. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our licensing partners and the patent examiner were unaware during prosecution. If a third-party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates or other technologies. Such a loss of patent protection would have a material adverse impact on our business, prospects, financial condition and results of operations.

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

All of our novel and in-licensed compounds were funded in whole or in part by the U.S. government, and are therefore subject to certain federal regulations. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf, commonly referred to as march-in rights. The U.S. government’s rights may also permit it to disclose the funded inventions and technology to third parties and to exercise march-in rights to use or allow third parties to use the technology we have licensed that was developed using U.S. government funding. The U.S. government may exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions in the United States in certain circumstances and if this requirement is not waived. Any exercise by the U.S. government of such rights or by any third-party of its reserved rights could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them from using that technology or information to compete with us. Given that our proprietary position is based, in part, on our know-how and trade secrets, if any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be materially and adversely harmed, and may have an adverse effect on our business.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. For example, any academic institution that we may collaborate with may be granted rights to publish data arising out of such collaboration, provided that we are notified in advance and given the opportunity to delay publication for a limited time period in order for us to secure patent protection of intellectual property rights arising from the collaboration, in addition to the opportunity to remove confidential or trade secret information from any such publication. Our existing collaborative research and development programs may require us to share trade secrets under the terms of our research and development collaborations or similar agreements. Despite our efforts to protect our trade secrets, our competitors may discover our trade secrets, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s discovery of our trade secrets would impair our competitive position and have an adverse impact on our business.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self- executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, prospects, financial condition and results of operations.

Third-party claims of intellectual property infringement, misappropriation or other violation against us, our licensors or our collaborators may prevent or delay the development and commercialization of our product candidates and other technologies.

The field of discovering treatments for our target indications is highly competitive and dynamic. Due to the research and development that is taking place in this field, the intellectual property landscape is in flux, and it may remain uncertain in the future. As such, there may be significant intellectual property related litigation and proceedings relating to our owned and in-licensed, and other third-party, intellectual property and proprietary rights in the future.

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

Numerous U.S. and foreign issued patents and pending patent applications owned by third parties exist relating to the fields in which we are developing our product candidates. As the pharmaceutical industry expands and more patents are issued, the risk increases that our product candidates and other technologies may give rise to claims of infringement of the patent rights of others. We cannot assure you that our product candidates and other technologies that we have developed, are developing or may develop in the future will not infringe existing or future patents owned by third parties. We may not be aware of patents that have already been issued and that a third-party, for example, a competitor in the fields in which we are developing our product candidates, and other technologies might assert are infringed by our current or future product candidates or other technologies, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover product candidates or other technologies. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates or other technologies, could be found to be infringed by our product candidates or other technologies. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates or other technologies may infringe.

Third parties may have patents or obtain patents in the future and claim that the manufacture, use or sale of our product candidates or other technologies infringes upon these patents. In the event that any third-party claims that we infringe their patents or that we are otherwise employing their proprietary technology without authorization and initiates litigation against us, even if we believe such claims are without merit, a court of competent jurisdiction could hold that such patents are valid, enforceable and infringed by our product candidates or other technologies. In this case, the holders of such patents may be able to block our ability to commercialize the applicable product candidate or technology unless we obtain a license under the applicable patents, or until such patents expire or are finally determined to be held invalid or unenforceable. Such a license may not be available on commercially reasonable terms or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, we may be unable to commercialize our product candidates or other technologies, or such commercialization efforts may be significantly delayed, which could in turn significantly harm our business.

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

Competitors may infringe our patents or the patents of our licensing partners, or we may be required to defend against claims of infringement. In addition, our patents or the patents of our licensing partners also may become involved in inventorship, priority or validity disputes. To counter or defend against such claims can be expensive and time consuming. In an infringement proceeding, a court may decide that a patent owned or in-licensed by us is invalid or unenforceable, the other party’s use of our patented technology falls under the safe harbor to patent infringement under 35 U.S.C.§271(e)(1), or may refuse to stop the other party from using the technology at issue on the grounds that our owned and in-licensed patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our owned or in-licensed patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.

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

We have applied to federally register our primary trademarks in our primary market, the United States. Three of the four trademark applications that we filed for (INHIBIKASE, IKT (and Design) and RAMPTM) have issued to registration, and the fourth application (a second application for INHIBIKASE) remains pending and is currently awaiting examination by the United States Patent and Trademark Office. We have also applied to register our INHIBIKASE trademark in several foreign countries, including Australia, Canada, European Union, Japan, Switzerland and the United Kingdom, and those applications are currently pending and are not yet registered. We have not applied to register any of our other trademarks in any foreign country and do not know if they are available for use and registration outside of the United States. In sum, other than the three U.S. federal registrations noted above, we have not yet registered any of our trademarks or trade names in any of our geographic markets, and failure to secure those registrations could adversely affect our business. Our unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other third-party marks. Indeed, it is unclear what enforceable rights, if any, we presently own in these marks or names outside of the United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks which are prior to our trademarks or trade names, and which are confusingly similar to our marks or names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, prospects, financial condition and results of operations.

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
•
the patents of others may harm our business; and
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to Our Operations

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of February 1, 2023, we had seven full-time employees, one part-time employee and five contractors to oversee critical activities and perform services on our behalf. Due to our limited employee headcount and dependence on contractors, we have operated with our employees and contractors conducting most of their activities outside of our offices. In addition, historically we have limited our cash compensation expenses. After our initial public offering in December 2020, and again in March 2022, the cash compensation of our chief executive officer and our chief financial officer increased as described in the Section titled “Executive Compensation,” and our cash compensation expense for employees and consultants also increased.

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

We conduct our operations in Atlanta, Georgia and Lexington, Massachusetts, both regions that are headquarters to many other pharmaceutical companies and many academic and research institutions. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Our consultants and advisors may be engaged or employed by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We expect that we may need to recruit talent from outside of our regions, and doing so may be costly and difficult.

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

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses and unauthorized access. Although to our knowledge we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics such as COVID-19, and other natural or man-made disasters or business interruptions, for which we may not be insured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2022, we had federal net operating loss carry forwards of approximately $23.3 million, which will begin to expire in varying amounts beginning in 2030. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Additionally, under current federal income tax law, federal net operating loss incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating loss generally is limited to 80% of U.S. federal taxable income.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $9.8 million and $2 million of domestic and foreign R&D expenses, respectively.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of net operating loss carry forwards and other tax attributes, such as research tax credits, that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period),the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or taxes may be limited. We experienced ownership changes in connection with our December 2020 initial public offering and June 2021 and January 2023 follow on offerings and may do so in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control. Our net operating loss carry forwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carry forwards of companies that we may acquire in the future may also be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating loss and other tax attributes, such as research tax credits, which could adversely affect our future cash flows.

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

Some of the factors that may cause the market price of our common stock to fluctuate include:

•
results of our preclinical studies and clinical trials, or regulatory status of our product candidates;
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
•
the results of our efforts to develop additional product candidates or products; commencement or termination of collaborations for our product development and research programs; the success of existing or new competitive products or technologies;
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

The number of shares of our Common Stock outstanding after the January 2023 offering was 28,027,840. A substantial number of shares held by our directors, executive officers and other affiliates will continue to be subject to certain limitations of Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. However, such limitations may be reduced or removed in the future, if for example such shares are subsequently registered pursuant to the Securities Act. Sales of a substantial number of shares of our common stock in the public market could occur at any time. If such sales occur, or if there is a perception that such sales will occur, the market price of our common stock could fall significantly, even if our business is doing well.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 37% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As of March 14, 2023, Dr. Werner alone beneficially owned shares representing approximately 19.1% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

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

In addition, we are currently a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our Common Stock) or a public float (based on our Common Stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. At the time of writing this, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to maintain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of SOX, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section404 of SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including transactions in which you might other wise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Therefore, these provisions could adversely affect the price of our common stock. Among other things, our charter documents:

•
establish that our board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms;
•
provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;
•
provide that our directors may only be removed for cause;
•
eliminate cumulative voting;
•
authorize our board of directors to issues shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, with out stockholder approval;
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

These inherent limitations include the realities that judgments in decision-making can be faulty ,and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.

General Risk Factors

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently are being covered by a limited number of financial analysts. If no additional analysts commence coverage of us or existing analysts cease coverage, the trading price of our stock could decrease. Even if we do obtain additional analyst coverage, if one or more of the analysts covering our business down grade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carry backs generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. In addition, on March 27, 2020, then President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which, among other things, suspends the 80% limitation on the deduction for net operating losses arising in taxable years beginning before January 1, 2021, permits a five-year carry back of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally modifies the limitation on the deduction for net interest expense to 50% of adjusted taxable income for taxable years beginning in 2019 and later. The Tax TCJA resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $9.8 million and $2 million of domestic and foreign R&D expenses, respectively.

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

Recently, the SEC and Department of Justice have increased their FCPA enforcement activities with respect to pharmaceutical companies. There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminals actions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Atlanta, Georgia, where we lease a single corporate office. Additionally, in August 2022 we opened an office, consisting of approximately 4,200 square feet, in Lexington, Massachusetts which we use as office and conference spaces for our Massachusetts based team. We have an option to extend the lease term for an additional three years thereafter. Upon opening our Lexington offices we surrendered our lease for office space in Boston, Massachusetts. It is anticipated that these facilities will be sufficient to meet our needs for the foreseeable future.

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

Holders of Record

American Stock Transfer & Trust Company, LLC is the transfer agent for our common stock. As of March 14, 2023, there were 14 holders of record of our common stock. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

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

Repurchases of Equity Securities of the Issuer

During 2022 and 2021, we did not repurchase any of our outstanding securities.

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, c-Abl inhibitor, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. The FDA review of the Phase 1/1b data and the protocol for the Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to initiate the Phase 2a study, the 201 trial, at the end of May 2022. In October 2022, an IND to expand use of IkT-148009 into the Parkinson’s-related disease Multiple System Atrophy, or MSA, was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 on the MSA program, opening the IND for MSA. Twenty of 35 planned sites will be open as of this filing, with screening anticipated to start in early 2Q23 and 120 patients planned to be enrolled overall. The 201 in Parkinson’s trial will start screening patients for enrollment at 50 mg and 100 mg, with the 200 mg dose added back into the trial following submission of the safety and steady-state pharmacokinetic data of the 200 mg dose that was collected in March 2023. Once this data is submitted, the 200 mg dose will be added to the trial after 15 patients have been randomized to 50 mg, 100 mg or placebo groups. The FDA further requested the measurement of visual acuity and examination of the cornea and lens to complement the analysis of retina, macula and fundus that was already part of the ocular monitoring program in the 201 trial.

Our evaluation of IkT-148009 in MSA has been benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of IkT-148009 as a therapy for MSA. These animal studies are now under way and our pursuit of clinical development will depend on a demonstration of therapeutic benefit in at least one animal model to proceed with clinical development. We plan to initiate a Phase 2 safety and tolerability study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving 60 patients. The proposed Phase 2 study will have primary endpoints in safety and tolerability and secondary endpoints in MSA efficacy following once daily dosing at two dose levels for 6-months. If IkT-148009 is not a successful therapy in MSA animal model studies, the Phase 2 clinical study will not proceed. In this circumstance, the regulatory effort for IkT-148009 in the EU would be applied to future studies of Parkinson’s Disease efficacy in the EU. The Company plans to pursue orphan drug designation for IkT-148009 to treat MSA with regulators in the U.S. and Europe.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib, the standard-of-care dose for SP-CML. As of this writing, three of four dose escalation cohorts have completed the trial; it is anticipated that the dose finding/dose equivalence program will be completed by the end of the second quarter of 2023. Only four mild adverse events have been observed, none of clinical significance for IkT-001Pro. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. Following the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the NDA process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway. The Company will simultaneously pursue a superiority study comparing the selected doses of IkT-001Pro to standard-of-care 400 mg imatinib in SP-CML patients using a novel, two-period-wait-list- crossover-switching study.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 is planned to be completed in 2023.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/ or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, the Abelson Tyrosin Kinase c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. C-Abl chemically modifies the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to near clearance of the toxic form of alpha-synuclein from the affected neurons.

We believe we are one of the pioneers of the application of protein kinase inhibitors to non-oncology indications, including neurodegeneration and infectious diseases, as well as their more traditional role in the treatment of cancer. Prior to becoming a publicly-traded company in 2020, more than 50% of the Company’s total funding had been received from Private, State and Federal granting agencies, including the National Institutes of Health, the Department of Defense and the Michael J. Fox Foundation, with the balance the result of equity sales in the private sector. Private, State and Federal granting agencies use extensive scientific peer review in deciding which projects to fund that could impact human disease. Our ability to advance the Company on the basis of scientific peer review reflects the potential our scientific peers see for the possible success of our therapeutic programs.

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

Following Russia’s actions, various countries, including the U.S., Canada and the United Kingdom, as well as the European Union, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies, officials and oligarchs; a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (SWIFT) electronic banking network that connects banks globally; a ban on Russian oil and gas imports to the U.S.; and restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. The current sanctions (and potential further sanctions in response to continued Russian military activity) and other actions may have adverse effects on regional and global economic markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds and increasing the volatility of our stock price. Any of the above mentioned factors could affect our business, prospects, financial condition, and operating results.

We are also monitoring other macro-economic and geopolitical developments such as inflation and cyber security risks so that we can be prepared to react to new developments as they arise.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses accounted for 66% and 64% of our operating expenses for the years ended December 31, 2022 and 2021, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate personnel-related discretionary bonus or stock-based compensation costs, laboratory and related expenses, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Year Ended December 31,
	2022	2021	Change
PD	$9,645,457	$9,530,534	$114,923
MSA	468,016	265,567	202,449
CML	1,460,754	754,348	706,406
Other research and development expenses	460,758	808,655	(347,897)
Total research and development expenses	12,034,985	11,359,104	675,881

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Year Ended December 31,		Change
	2022	2021	($)	(%)
Grant revenue	$123,440	$3,100,605	$(2,977,165)	(96.0)
Research and development	(12,034,985)	(11,359,104)	(675,881)	6.0
Selling, general and administrative	(6,217,063)	(6,507,641)	290,578	(4.5)
Loss from operations	(18,128,608)	(14,766,140)	(3,362,468)	(22.8)
Interest income/(expense), net	74,453	(19,923)	94,376	(473.7)
Net loss	$(18,054,155)	$(14,786,063)	$(3,268,092)	(22.1)

Grant Revenue

Grant revenue for the year ended December 31, 2022 decreased by $2,977,165 or 96% to $123,440 from $3,100,605 in the prior year. The decrease was driven by decreased grant research activity during 2022 compared to 2021. During 2022, the Company’s focus shifted toward advancing its Phase I and II clinical trials which were not submitted for grant revenue. The Company utilized its working capital and personnel resources in 2022 to carry on its Phase I and II clinical trial in addition to its grant research activity.

Research and Development

Research and development expenses increased by $675,881 or 6% to $12,034,985 from $11,359,104 in the prior year. The increase was driven by a $0.7 million increase due to ongoing non-grant related research and development activities mostly related to the Phase 2a ‘201’ clinical trial.

Selling, General and Administrative

Selling, general and administrative expenses decreased by $290,578 or 4.5% to $6,217,063 from $6,507,641 in the prior year. The decrease was primarily the result of decreased warrant expense of $0.7 million, and stock based compensation of $0.5 million, which were offset by an increase in legal fees of $0.4 million, regulatory and compliance fees of $0.2 million, and a net increase of $0.3 million for other normal operating expenses.

Interest Income

Interest income increased by $74,453 from $nil in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022. In the prior comparable period, the Company held cash in non-interest bearing accounts.

Interest Expense

Interest expense decreased by $19,923 or 100% to $nil from $19,923 in the prior year. The decrease was driven by the extinguishment of all outstanding notes payable by January 3, 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through December 31, 2022, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.7 million respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering , respectively.

On May 16, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co., as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, in an aggregate offering price of up to $9,801,287 through the Agent. Under the terms of the Equity Distribution Agreement, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. No shares of Common Stock were sold pursuant to the Equity Distribution Agreement. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement.

At December 31, 2022, the Company had working capital of $20,675,677, an accumulated deficit of $47,871,842, cash and cash equivalents of $7,188,553 and marketable securities of $15,861,620 and accounts payable and accrued expenses of $3,549,609.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $47,871,842 at December 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $20,675,677 at December 31, 2022. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We believe that our existing cash resources as of December 31, 2022 and our January 2023 offering will enable us to fund our operating requirements into the fourth quarter of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(17,351,103)	$(14,297,051)

Net cash used in investing activities	$(16,005,708)	$—

Net cash (used in)/provided by financing activities	$(204,769)	$41,093,671
Net (decrease)/increase in cash and cash equivalents	$(33,561,580)	$26,796,620

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2022 totaled $17,351,103, and consisted primarily of a net loss of $18,054,155 adjusted for non-cash stock compensation of  $458,147, depreciation and lease expense of $34,920, decrease in accounts receivable of $70,258, decrease in prepaid expenses and other assets of $1,339,273, decrease in accounts payable of $61,395, increase in prepaid research and development of $1,010,616 and an increase in accrued expenses and other current liabilities of $317,325.

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

Cash Used in Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2022, totaled $16,005,708, of which $243,255 was used for the purchase of equipment and $20,725,462 was used for the purchase of marketable securities investments and $4,963,009 was provided by maturity of marketable securities.

Cash (Used in)/Provided by Financing Activities

Net cash used by financing activities for the year ended December 31, 2022 totaled $204,769, which consisted of $44,142 in proceeds from exercise of stock options and $248,911 in debt payments.

Net cash flows provided by financing activities for the year ended December 31, 2021 totaled $41,093,671, which consisted of $41,135,357 in proceeds from issuance of common stock in connection with our June 2021 Offering offset by $42,534 in debt payments.

We raised $14.6 million, $41.1 million and $8.7 million in net proceeds from our 2020 IPO, June 2021 Offering and January 2023 Offering. We expect this trend of raising capital from a combination of grants and equity sales to continue for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

In June 2018, the Company entered into a one-year, noncancelable operating lease for space in Boston, Massachusetts. The total lease obligation was $54,000, payable in 12 equal monthly installments commencing August 1, 2018. On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts to replace the office space in Boston, Massachusetts. The Company vacated the Boston office during the third quarter of 2022 without further contractual obligation. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $444,366, consisting of minimum annual rental obligations of $33,469 for fiscal year 2022, $145,836 for fiscal year 2023, $150,095 for fiscal year 2024 and $114,966 for fiscal year 2025.

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

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of preclinical studies and consulting services. These costs are a significant component of our research and development expenses. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

Prior to January 1, 2020, we accounted for stock-based compensation arrangements with non-employee consultants using a fair value approach. The estimated fair value of unvested options granted to non-employee consultants was remeasured at each reporting date through the date of final vesting. As a result, the non-cash charge to operations for non-employee options with vesting conditions was affected in each reporting period by changes in the estimated fair value of our common stock. We adjust for actual forfeitures as they occur.

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

The intrinsic value of all in the money outstanding options as of December 31, 2022 was approximately $0.3 million, based on the closing price of our common stock of $0.50 per share at December 31, 2022, all of which is related to vested options.

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

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards has had or may have a material impact on the Company's consolidated financial statements or disclosures

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 8. Financial Statements and Supplementary Data.

The financial statements and the report of our independent registered public accounting firm (PCAOB ID:596) required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of March 14, 2022:

Name	Age	Position
Executive Officers:
Milton H. Werner, Ph.D.	60	President, Chief Executive Officer and Director
Joseph Frattaroli, C.P.A.	61	Chief Financial Officer
Non-Employee Directors:
Gisele Dion(1)(2)(4)	56	Director
Roy Freeman, M.D.(2)(3)	71	Director
Paul Grint, M.D.(1)(2)(3)(5)	65	Director
Dennis Berman(1)(3)(6)	72	Director

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

Warren Olanow, M.D. is our lead medical professional of Inhibikase and Chief Executive Officer of CLINTREX. He is the former Henry P. and Georgette Goldschmidt Professor and Chairman of the Department of Neurology at the Mount Sinai School of Medicine in New York City, where he is presently Professor Emeritus in the Department of Neurology and in the Department of Neuroscience. Prior to joining Mount Sinai, he served on the faculties of McGill University, Duke University, and the University of South Florida. He is the former President of the Movement Disorder Society, past President of the International Society of Motor Disturbances, and former Treasurer of the American Neurological Association. He has served on the Board of Directors of the National Space Biomedical Research Institute and the executive committee of the Michael J. Fox Foundation Scientific Advisory Board, and he is the former Chairman of the Scientific Advisory Board of the Bachmann-Strauss Parkinson and of the Dystonia Foundation. Dr. Olanow is the former Co-Editor-in-Chief of the journal, Movement Disorders. He has been principal investigator of numerous studies leading to approval of drugs and devices for treating neurodegenerative diseases. Dr. Olanow received his medical degree from the University of Toronto, performed his neurology training at the New York Neurological Institute at Columbia Presbyterian Medical Center at Columbia University, and undertook postgraduate studies in neuroanatomy at Columbia University.

Non-Employee Directors

Dennis Berman has served as a member of our Board of Directors since December 22, 2020. Dennis Berman has been a co-founder, board member, and seed investor in many private biotechnology and technology companies, five of which have gone public. Currently, Mr. Berman is President of Molino Ventures, a Board advisory and venture capital firm focused on privately held and publicly held health care and technology companies in all stages of development. Previously, he was Co-founder and Executive Vice President of Corporate Development of Tocagen, a publicly traded gene therapy company utilizing a replicating retrovirus and prodrug to activate patients’ immune systems against their cancers. Other public companies for which Mr. Berman has served as a seed investor, co-founder, and/or board member include Intervu (one of the first software-as-a-service companies), which was acquired by Akamai; Kintera (online fundraising pioneer), which was acquired by Blackbaud; Gensia (focused on purine/pyrimidine metabolism compounds), which was acquired by Teva; and Viagene (the first U.S. gene therapy company, which utilized a non- replicating retrovirus), which was acquired by Chiron/Novartis. In addition, he was co- founder of Genovo (a private gene therapy company founded by James Wilson at University of Pennsylvania). Mr. Berman also was a seed investor in Calabrian (a private water treatment company), which was acquired by SK Capital. Earlier, Mr. Berman was a corporate law partner at several large law firms, including Sonnenschein Nath & Rosenthal (now Dentons) and Reavis & McGrath (now Norton Rose Fulbright). Mr. Berman holds a Bachelor of Science from Wharton School in Accounting/ Economics, a Bachelor of Arts from the University of Pennsylvania in Economics and is a graduate of Harvard Law School. He has been an Entrepreneur in Residence at Harvard’s Innovation Lab (i-lab) and a guest speaker at Harvard School of Public Health. We believe Mr. Berman’s skills in corporate governance, corporate finance, and value creation in early and late stage pharmaceutical and biotechnology companies make him uniquely qualified to serve on our board of directors.

Gisele Dion has served as a member of the Board of Directors since September 1, 2022. Ms. Dion is the former Chief Accounting Officer and Corporate Controller at Takeda Pharmaceutical Ltd. She also served as Senior Advisor to the Chief Financial Officer of Takeda Pharmaceutical Ltd. Prior to Takeda’s acquisition of Shire Pharmaceuticals LLC, Ms. Dion was the Senior Vice President, Chief Accounting Officer and Corporate Controller at Shire Pharmaceuticals LLC, a biopharmaceutical company. Previous to Shire, Ms. Dion served as Corporate Controller and Senior Director of Technical Accounting at Biogen Inc., a biotechnology company. Ms. Dion currently serves on the board of Cytek Biosciences, Inc. where she is Chair of its Audit Committee. Her prior experience includes serving as a staff member of the Financial Accounting Standards Board (FASB) and she has served as an Audit Advisor Group Member for the Pharmaceutical Research and Manufacturers of America (PhRMA). Ms. Dion received a B.S. in Accounting and Management Information Systems from Fairfield University. We believe Ms. Dion’s skills in corporate governance and corporate finance in early and late stage pharmaceutical and biotechnology companies makes her uniquely qualified to serve on our board of directors.

Roy Freeman, M.D. has served as a member of our Board of Directors since December 22, 2020. Dr. Freeman is a Professor of Neurology at the Harvard Medical School and the Director of the Center for Autonomic and Peripheral Nerve Disorders at Beth Israel Deaconess Medical Center in Boston, Massachusetts. Dr. Freeman is the former chairman of the World Federation of Neurology research group on the autonomic nervous system, former president of the American Autonomic Society, and former chairman of the Autonomic Section of the American Academy of Neurology. He serves on the Executive Committee and the Steering Committee of the Analgesic, Anesthetic, and Addiction Clinical Trial Translations, Innovations, Opportunities, and Networks (ACTTION), a public-private partnership with the United States FDA. Dr. Freeman is Editor-in-Chief of Autonomic Neuroscience: Basic and Clinical and on the editorial boards of The Journal of the Peripheral Nervous System and Clinical Autonomic Research. He is a founder of several companies in pain and neurodegenerative disease and is on the scientific advisory boards of many large and small pharmaceutical and biotechnology companies. He is on the board of directors of Cutaneous Neurodiagnostic Life Sciences. His research and clinical interests are in biomarker development in neurodegenerative disease, the physiology and pathophysiology of the small nerve fibers and the autonomic nervous system, and clinical trial design methodology in peripheral and central nervous system disease. He is the principal investigator on NIH-funded studies on the neurological complications of diabetes, the neurobiology of stress, and biomarker development in alpha-synucleinopathies. He has been a principal investigator on many neurodegenerative diseases and neuropathic pain clinical trials. He has authored more than 280 original reports, chapters, and reviews. Dr. Freeman received his medical degree from the University of Cape Town. We believe Dr. Freeman’s specific and extensive experience in clinical treatment of Parkinson’s and other neurological disorders coupled with his extensive experience as a director of pharmaceutical companies and as an advisor of novel therapies for neurological diseases makes him uniquely qualified to serve on our board of directors.

Paul Grint, M.D. has served as a member of our Board of Directors since December 22, 2020. Dr. Paul Grint was most recently CEO and a member of the board of directors of AmpliPhi Biosciences, which merged with C3J Therapeutics to form Armata Pharmaceuticals. Dr. Grint has more than two decades of experience in biologics and small-molecule research and development, including the successful approval and commercialization of products in the infectious diseases, immunology, and oncology therapeutic areas. Dr. Grint has also served in senior management roles at Cerexa, Forest Laboratories, Kalypsys, Pfizer, IDEC Pharmaceuticals, and Schering-Plough Corporation. He is currently a board member at January Therapeutics, Cardea Bio and Synedgen. He is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and holds a bachelor’s degree from St. Mary’s Hospital College, University of London and a medical degree from St. Bartholomew’s Hospital College, University of London. Dr. Grint’s extensive leadership experience as both Chief Executive Officer and as a director of privately held and public companies along with his extensive experience in clinical pharmaceutical development makes him uniquely qualified to serve on our board of directors.

Scientific Advisory Board

We have assembled a highly qualified scientific advisory board that collectively have deep domain expertise in neurodegenerative diseases, infectious disease in the brain, drug development and translational medicine.

Dr. Ted Dawson, M.D., Ph.D., is a director at the Institute for Cell Engineering and Professor of Neurology at The John Hopkins University School of Medicine. He focuses on movement disorders, and many advances in neurobiology of disease have stemmed from Dr. Dawson’s identification of the mechanisms of neuronal cell death and the elucidation of the molecular mechanisms of neurodegeneration. He pioneered the role of nitric oxide in neuronal injury in stroke and excitotoxicity and elucidated the molecular mechanisms by which nitric oxide and poly (ADP-ribose) polymerase kills neurons. His studies of nitric oxide led to major insights into the neurotransmitter functions of this gaseous messenger molecule. He co-discovered the neurotrophic properties of non-immunosuppressant immunophilin ligands. Dr. Dawson’s discoveries have led to innovative approaches and helped with the enablement of the development of new agents to treat neurologic disorders, such as Parkinson’s Disease and Alzheimer’s disease as well as other neurodegenerative disorders. For his participation on the Scientific Advisory Board, Dr. Dawson has received options for 131,123 shares of our common stock with an exercise price of $2.31 per share, which will expire on December 31, 2027.

Dr. Valina Dawson, Ph.D., is a Professor of Neurology, Neuroscience, Physiology and the Graduate Program in Cellular & Molecular Medicine at the John Hopkins University School of Medicine. She is co-director of the Neuroregeneration and Stem Cell Programs in the Institute for Cell Engineering. Dr. Dawson’s laboratory is actively engaged in discovering and defining cell signaling pathways that lead to either neuronal survival or neuronal death. She explores the role of the monogenic forms of Parkinson’s Disease with a focus on parkin, EIF4G1 and LRRK2 in order to begin to define the biochemical signaling important to Parkinson’s Disease. She has developed yeast, cellular, fly and mouse models to explore the Parkinson’s Disease causing mutations, and studied human neuronal cultures and human postmortem tissue to explore survival and disease signaling events relevant to Parkinson’s Disease. and stroke as well as to define neuron survival networks. For her participation on the Scientific Advisory Board, Dr. Dawson has received options for 131,123 shares of our common stock with an exercise price of $2.31 per share, which will expire on December 31, 2027.

Dr. Warren Olanow, M.D., FRCPC is a member of our Scientific Advisory Board. For a description of Dr. Olanow’s business experience and qualifications please see above in this section titled “Directors, Executive Officers and Corporate Governance.”

Dr. Robert Hauser is Professor of Neurology at the University of South Florida College of Medicine, in Tampa, Florida. He serves as Director of the USF Parkinson’s Disease and Movement Disorders Center, a Parkinson Foundation Center of Excellence. Dr. Hauser earned a medical degree from Temple University School of Medicine in Philadelphia, Pennsylvania, and completed neurology training at the Eastern Virginia Graduate School of Medicine, in Norfolk, Virginia. Dr. Hauser completed a fellowship in Movement Disorders at the University of South Florida and became Center Director in 1994. Dr. Hauser has authored or co-authored more than 300 peer-reviewed publications and is one of the world’s most cited Parkinson’s Disease investigators. He is Past Chairman of the Interventional Neurology Section of the American Academy of Neurology, has served on the executive committee of the Parkinson Study Group, and was a member of the steering committee for the NIH-sponsored Neuroprotective Exploratory Trials in Parkinson’s Disease program (NET-PD). Dr. Hauser lectures frequently at scientific meetings and served as Chairman of the 2009 World Federation of Neurology International Congress on Parkinson’s Disease and Related Disorders. He has extensive expertise in clinical trial design and execution. Outcome measures that he developed have become the gold standard for use in clinical trials. He maintains an active patient practice and has been voted a Top Doctor by his peers and Castle Connolly Medical Ltd. every year since 2003. His primary research interest is the development of new medical and surgical treatments for Parkinson’s disease and other movement disorders.

Dr. Karl Kieburtz, M.D., M.P.H., is the Robert J. Joynt Professor in Neurology, Senior Associate Dean for Clinical Research and Director of the Clinical & Translational Science Institute at the University of Rochester Medical Center (URMC). He is also Professor of Public Health Sciences and of Environmental Medicine, and was the founding Director of the Center for Human Experimental Therapeutics (CHET). CHET conducts learning phase clinical trials in a wide spectrum of disorders in collaboration with investigators within the URMC as well as with colleagues throughout North America, Europe, Asia and Oceania. Dr. Kieburtz’s primary clinical and research interests are neurodegenerative diseases affecting the basal ganglia, particularly Parkinson disease, Huntington disease, and HIV-related neurologic disorders. He is the principal investigator for the NINDS sponsored trials of neuroprotective agents for PD (NET-PD) and directed the Coordination Center for an NEI-funded consortium in neuro-ophthalmology. He completed his M.D. and M.P.H. degrees at the University of Rochester, as well as his neurology residency and a fellowship in experimental therapeutics.

Dr. Jeffrey H. Kordower, Ph.D., is the Alla V. and Solomon Jesmer Professor of Aging and Neurological Sciences, Rush University Medical Center. He is an international authority in the area of movement disorders, which special expertise in experimental therapeutics and pathogenesis in movement disorders. Dr. Kordower has been ranked 29th in Parkinson’s disease expertise worldwide. He has performed numerous gene and cell therapy preclinical studies that have been translated into clinical trials. He has published landmark papers in the area of cell replacement strategies, including the first demonstration that fetal dopaminergic grafts can survive, innervate, and form synapses in patients with Parkinson’s disease (NEJM). Furthermore, he demonstrated that long-term grafts in such patients can form Lewy bodies (Nature Medicine). He has co-authored a paper in Nature demonstrating that human dopaminergic stem cells can survive and function in parkinsonian mice, rats, and monkeys. With regard to gene therapy, he published the lead article in Science demonstrating that gene delivery GDNF can prevent the emergence of motor symptoms and prevents nigrostriatal degeneration in nonhuman primate models of Parkinson’s disease. Dr. Kordower was also the first to demonstrate that gene delivery of CNTF can obviate neurodegenerative processes in a nonhuman primate model of Huntington’s disease. Dr. Kordower has published more than 350 manuscripts and chapters, 14 of which are citation classics. He has lectured all over the world and has served on more than 20 journal editorial boards (Sections Head and Associate Editor on two, including Movement Disorders). He has also served on the program committee for the World Parkinson’s Congress, is a Past-President of ASNTR, and is both a founding SAB member and two-time Executive Committee member of The Michael J. Fox Foundation. Dr. Kordower received B.A., M.A., and Ph.D. degrees from the City University of New York (CUNY). He was awarded an Honorary Doctor of Science degree from CUNY in 2004.

Dr. Kenneth Marek is President and senior scientist at the Institute for Neurodegenerative Disorders. Dr. Marek’s major research interests include identification of biomarkers for early detection, assessment of disease progression, and development of new treatments for Parkinson’s Disease and Alzheimer’s disease and related neurodegenerative disorders. His specific interest has been in in vivo neuroreceptor imaging biomarkers. He has authored numerous neurology and neuroscience publications on these topics. Dr. Marek is the principal investigator of several ongoing multi-center international studies, including the Parkinson’s Progression Marker Initiative (PPMI), the Parkinson Associated Risk Syndrome (PARS) study, and Pathways to Prevention (P2P). Dr. Marek serves on the scientific advisory board of The Michael J. Fox Foundation and is a special advisor to the foundation. He also was a co-founder of Molecular NeuroImaging, LLC, a company providing discovery and clinical neuroimaging research services. He received an A.B. in Biochemistry from Princeton University and an M.D. from Yale University.

Dr. Jay Pasricha is Vice-Chair of the Department of Medicine and Professor of Medicine and Neuroscience at The Johns Hopkins University School of Medicine, and Professor of Innovation Management at Johns Hopkins Carey Business School. He is Director of the Johns Hopkins Center for Neurogastroenterology and Director of the Amos Food, Body, and Mind Center at Johns Hopkins. Prior to his positions at Johns Hopkins, Dr. Pasricha served as Chief of Gastroenterology at Stanford University School of Medicine from 2007–2012. Prior to that, he led the GI Division at the University of Texas Medical Branch, where he was the Bassel and Frances Blanton Distinguished Professor in Internal Medicine. His specific interests are focused on molecular mechanisms of visceral pain, gastrointestinal motility, the gut-brain axis, microbiota, neuromodulation, and neural control of glycemic control and obesity. His clinical interests include GI motility disorders and abdominal pain as well as the development of novel endoscopic procedures and devices for a variety of gastrointestinal disorders. He has consistently been on Castle Connelly list of America’s “Top Docs” as well as “Best Doctors” and has authored more than 300 manuscripts/book chapters. He has served on the National Commission on Digestive Diseases, appointed by Congress to provide a “roadmap” for progress in gastrointestinal disorders. He is also the founding Chair of the Center for Gastrointestinal Innovation and Technology, created by the AGA (American Gastroenterological Association). Dr. Pasricha served on the FDA GI Drug Advisory Committee for several years and continues to provide advice to the agency on an ad hoc basis. Dr. Pasricha holds more than 50 patents issued by the USPTO and has co-founded several companies within the Medtech and biotech GI space including Apollo Endosurgery, Enterastim, First Aid Shot Therapeutics (FAST), Neurogastrx, Orphomed, and Glyscend. Dr. Pasricha received his Doctor of Medicine from the All-India Institute of Medical Sciences and training in New Delhi. Subsequently, he trained in internal medicine and pulmonology at Georgetown University-DC General Hospital and Tufts-New England Medical Center, respectively. Thereafter, he trained in gastroenterology at Johns Hopkins Hospital.

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
•
the Class II directors are Dr. Freeman and Dr. Grint, and their terms will expire at the annual meeting of stockholders to be held in 2025; and
•
the Class III directors are Mr. Berman and Ms. Dion, and their terms will expire at the annual meeting of stockholders to be held in 2023.

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

Director Independence

Our common stock is listed on the Nasdaq Capital Market, or Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Exchange Act. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered to be independent for purposes of Rule 10A-3 and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board of directors committee:(1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act. Only Dr. Werner is not independent under Nasdaq’s independence standards.

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

Audit Committee

Ms. Dion, Dr. Grint and Mr. Berman each of whom is a non-employee member of our Board of Directors, comprise our audit committee. Ms. Dion is the chair of our audit committee, and is our audit committee financial expert, as that term is defined under the applicable SEC rules, and possesses financial sophistication, as defined under the rules of Nasdaq. All of the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our board of directors in monitoring our financial systems, and overseeing legal, healthcare and regulatory compliance. Our audit committee will also:

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

Our audit committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Compensation Committee

Dr. Grint, Ms. Dion and Dr. Freeman each of whom is a non-employee member of our Board of Directors, comprise our compensation committee. Dr. Grint is the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee will also:

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

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

Corporate Governance and Nominating Committee

Mr. Berman, Dr. Grint and Dr. Freeman each of whom is a non-employee member of our Board of Directors, comprise our corporate governance and nominating committee. Mr. Berman is the chair of our corporate governance and nominating committee. All members are independent, as that term is defined under the rules of Nasdaq. Our corporate governance and nominating committee oversees and assists our board of directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee will:

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

Our corporate governance and nominating committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2022 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required. We believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2022.

Item 11. Executive Compensation.

Our named executive officers for 2022 which consist of our principal executive officer and the next most highly compensated executive officer, are:

•
Milton H. Werner, Ph.D., our President and Chief Executive Officer; and
•
Joseph Frattaroli, C.P.A., our Chief Financial Officer

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the years ended December 31, 2022 and December 31, 2021:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Milton H. Werner, Ph.D.	2022	500,833	—	85,865	140,250	17,107	744,055
President and Chief Executive Officer	2021	455,000	—	—	138,548	17,107	610,655
Joseph Frattaroli, C.P.A.	2022	395,833	—	42,932	136,000	—	574,765
Chief Financial Officer	2021	375,000	—	—	112,500	—	487,500

(1)
The amount represents the aggregate grant date fair value of the option award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The calculation of the grant date fair value of the awards disclosed in this column include a risk-free interest rate of 1.7 percent, expected volatility of 84.15 percent, expected term of 4.5 years and an expected dividend yield of zero percent.
(2)
Amounts represent awards to our named executive officers under our annual performance-based cash incentive program. Annual cash incentive compensation for 2022 was earned in 2022 and paid in 2023, annual cash incentive compensation for 2021 was earned in 2021 and paid in 2022
(3)
The amount represents $5,023 for life insurance policy premiums and $12,084 in automobile expenses for the years ended December 31, 2022 and 2021.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2022:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Milton H. Werner	11/1/2015	21,854	—	—	2.31	11/1/2025
	11/1/2016	21,854	—	—	2.31	11/1/2026
	11/1/2017	21,854	—	—	2.31	11/1/2027
	11/1/2018	21,854	—	—	4.79	11/1/2028
	11/1/2019	21,854	—	—	5.57	11/1/2029
	12/22/2020 (2)	66,667	33,333	—	10.00	12/22/2027
	3/7/2022 (3)	—	125,000	—	1.07	3/7/2029
	3/7/2022 (4)	—	250,000	—	1.07	3/7/2029
Joseph Frattaroli	8/25/2020	21,854	—	—	5.90	8/25/2027
	8/25/2020	150,000	—	—	5.90	8/25/2027
	12/22/2020 (2)	66,667	33,333	—	10.00	12/22/2027
	3/7/2022 (3)	—	62,500	—	1.07	3/7/2029
	3/7/2022 (4)	—	125,000	—	1.07	3/7/2029
(1)
The grant of 150,000 options to Mr. Frattaroli with a grant date of August 25, 2020 was issued to Flagship Consulting, Inc. (“Flagship”). Flagship is owned and controlled by Mr. Frattaroli.
(2)
One third of these grants vested and became exercisable on the first anniversary of the closing of our initial public offering (i.e. December 28, 2021) and the remainder will vest and become exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to continued service through each vesting date.
(3)
One third of these grants vested and became exercisable on March 7, 2023, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2023), subject generally to continued service through each vesting date.
(4)
These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. As at December 31, 2022 no performance conditions were met.

Narrative Disclosure to Summary Compensation Table

Milton H. Werner, Ph.D. Employment Agreement

Dr. Werner receives an annual base salary of $510,000 and is eligible to receive an annual performance cash bonus with a target amount equal to 50% of his annual base salary, which cash bonus is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the year. The performance goals may include a number of factors such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the discovery and development of additional candidate molecules, the entering into of one or more strategic partnerships, the adequacy of the Company’s working capital, investor relations and successful organizational growth.

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

Joseph Frattaroli, C.P.A. Employment Agreement

Mr. Frattaroli receives an annual base salary of $410,000 (increased effective March 1, 2023 from $400,000) and is eligible to receive an annual performance cash bonus with a target amount equal to 40% of his annual base salary, which cash bonus is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the year. The performance goals may include a number of factors such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the adequacy of the Company’s working capital, investor relations, financial reporting and operations, budgeting and successful organizational growth.

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

Equity Compensation

On March 7, 2022 we granted an option to purchase 375,000 and 187,500 shares of our common stock under the 2020 Plan to Milton H. Werner and Joseph Frattaroli respectively. 250,000 and 125,000 of these options are subject to performance vesting in relation to Milton H. Werner and Joseph Frattaroli respectively. These grants have a seven year term and exercise price of $1.07 per share. One third of the time vested grants vested and became exercisable on March 7, 2023, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2023), subject generally to continued service through each vesting date

On March 1, 2023 we granted an option to purchase 315,000 and 135,00 shares of our common stock under the 2020 Plan to Milton H. Werner and Joseph Frattaroli respectively. 105,000 and 45,000 of these options are subject to performance vesting in relation to Milton H. Werner and Joseph Frattaroli respectively. These grants have a seven year term and exercise price of $0.7390 per share. One third of the time vested grants will vest and become exercisable on March 1, 2024, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2024), subject generally to continued service through each vesting date.

The performance based criteria for vesting may include a number of factors such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the discovery and development of additional candidate molecules, the entering into of one or more strategic partnerships, the adequacy of the Company’s working capital, investor relations and successful organizational growth.

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

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans, which are paid by the Company at 90% following the completion of the December 2020 initial public offering, with the remainder paid by the eligible employee. In addition, it is the Company’s practice to reimburse Dr. Werner $418.76 per month in respect of premiums that he pays on his life insurance policy. The Company also paid Dr. Werner $12,084 in 2022 for automobile expenses.

Director Compensation

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman	58,000	20,623	78,623
Dr. Roy Freeman	49,000	20,623	69,623
Dr. Paul Grint	64,000	20,623	84,623
Ms. Gisele Dion (2)	21,667	37,225	58,892
Ms. Elizabeth O’Farrell (3)	43,333	—	43,333

(1)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The calculation of the grant date fair value of the awards disclosed in this column include a risk-free interest rate of 2.89 to 3.45 percent, expected volatility of 86.31 to 86.81 percent, expected term of 4 to 4.25 years and an expected dividend yield of zero percent. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.
(2)
Ms. Dion joined the Company’s board of directors on September 1, 2022.
(3)
Ms. O’Farrell retired from the Company’s board of directors and as audit committ chair on September 1, 2022.

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
•
$8,000 per year additionally for service as chair of the corporate governance and nominating committee, increased from $5,000 per year, effective January 1, 2022;
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

Equity Compensation

Each new non-employee director will be granted an initial stock option grant of 60,000 option shares with 50% vesting on each of the first two anniversaries of the date of grant and each current non-employee director commencing in 2022 will be granted an annual stock option grant of 40,000 option shares, with vesting on the earlier of the one year anniversary of the date of grant or the day prior to the next annual meeting of stockholders.

On June 24, 2022 each non-employee director received an annual grant of 40,000 non-qualified stock options with a grant date fair value of $20,623, which options will vest one year after the grant date, subject to the grantee’s continued service through that date. In addition, on September 1, 2022, in connection with her appointment to the board of directors, Ms. Dion received an initial stock option grant of 60,000 option shares with 50% vesting on each of the first two anniversaries of such grant date. The Company intends to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

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

We have based our calculation of the percentage of beneficial ownership on 28,977,238 shares of our common stock outstanding on March 14, 2023. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 14, 2023, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite 1900, Atlanta, GA 30339.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Milton H. Werner, Ph.D.(1)	5,573,802	19.1%
Joseph Frattaroli, C.P.A.(2)	324,806	1.1%
Dennis Berman(3)	160,625	*
Roy Freeman, M.D.(4)	160,625	*
Paul Grint, M.D.(5)	160,625	*
Gisele Dion	—	*
All executive officers and directors as a group (six persons)	6,380,483	21.3%
5% Stockholders
Daniel Kalman, Ph.D.(6)	1,748,313	5.7%

* Represents beneficial ownership of less than one percent.

(1)
Consists of (a) 5,335,370 shares held of record by Milton H. Werner, Ph.D. and (b) 238,432 shares underlying options exercisable within 60 days of March 14, 2023.
(2)
Consists of (a) 48,091 shares held of record by Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, (b) 3,948 shares held directly and (c) 272,767 underlying options exercisable within 60 days of March 14, 2023.
(3)
Consists of 160,625 shares underlying options exercisable within 60 days of March 14, 2023.
(4)
Consists of 160,625 shares underlying options exercisable within 60 days of March 14, 2023.
(5)
Consists of 160,625 shares underlying options exercisable within 60 days of March 14, 2023.
(6)
Daniel Kalman reports sole voting power with respect to 1,748,313 shares of common stock and sole dispositive power with respect to 1,748,313 shares of common stock. The address for Daniel Kalman is 3243 Wake Robin Trail, Atlanta, Georgia 30341. For information regarding Daniel Kalman, we have relied solely on the Schedule 13G filed with the SEC by Daniel Kalman on March 23, 2021.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2022:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Stock Options	4,394,369	$2.19	7,490,652
Warrants	1,561,913	$5.83	—
Equity Compensation Plans not approved by stockholders	—	—	—

We maintain the 2020 Plan, a stock option plan, which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our December 2020 initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2022, there were 7,490,652 shares reserved for issuance under the 2020 Plan that remained available. Prior to our December 2020 initial public offering we maintained the Company's Equity Incentive Plan (the "2011 Plan"). We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in that plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since January 1, 2021 or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation."

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

	12/31/2022	12/31/2021
Audit Fees (1)	$238,900	$232,900
Audit-Related Fees (2)	40,145	29,800
Tax Fees (3)	23,000	—
All other fees	—	—
	$302,045	$262,700

(1)
Audit fees in 2022 and 2021 include fees related to the annual audit of the Company’s financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)
Audit related fees represent fees for professional services rendered during 2022 in connection with our 2019 NIH grants program (“Yellow Book”) audit. Audit related fees represent fees for professional services rendered during 2022 and 2021 in connection with our 2021, 2020 and 2019 2018 Yellow Book audits respectively.
(3)
Tax fees are related to tax compliance, tax advice and tax planning services, including the review and preparation of our federal and state income tax returns.

The Audit Committee pre-approved all services described above in accordance with the pre-approval policies and procedures described below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inhibikase Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2018.

Holmdel, New Jersey

March 31, 2023

Inhibikase Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$7,188,553	$40,750,133
Marketable securities	15,861,620	—
Accounts receivable	39,881	110,141
Prepaid research and development	1,117,616	107,000
Prepaid expenses and other current assets	163,452	1,502,725
Total current assets	24,371,122	42,469,999
Equipment and improvements, net	236,532	—
Right-of-use asset	328,643	—
Total assets	$24,936,297	$42,469,999
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,151,173	$1,089,778
Lease obligation, current	145,836	—
Accrued expenses and other current liabilities	2,398,436	2,715,761
Notes payable	—	248,911
Total current liabilities	3,695,445	4,054,450
Lease obligations, net of current portion	205,451	—
Total liabilities	3,900,896	4,054,450
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; 0 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 25,227,051 and 25,155,198 shares issued and outstanding at December 31, 2022 and 2021	25,227	25,155
Additional paid-in capital	68,777,298	68,208,081
Accumulated other comprehensive income	104,718	—
Accumulated deficit	(47,871,842)	(29,817,687)
Total stockholders' equity	21,035,401	38,415,549
Total liabilities and stockholders’ equity	$24,936,297	$42,469,999

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2022	2021
Revenue:
Grant revenue	$123,440	$3,100,605
Total revenue	123,440	3,100,605
Costs and expenses:
Research and development	12,034,985	11,359,104
Selling, general and administrative	6,217,063	6,507,641
Total costs and expenses	18,252,048	17,866,745
Loss from operations	(18,128,608)	(14,766,140)
Interest income (expense)	74,453	(19,923)
Net loss	(18,054,155)	(14,786,063)
Other comprehensive income, net of tax:
Unrealized gains on marketable securities	104,718	$—
Comprehensive loss	$(17,949,437)	$(14,786,063)
Net loss per share – basic and diluted	$(0.72)	$(0.81)
Weighted-average number of common shares – basic and diluted	25,211,726	18,209,198

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	10,050,849	$10,051	$24,805,929	$—	$(15,031,624)	$9,784,356
Stock-based compensation expense	—	—	1,531,876	—	—	1,531,876
Issuance of warrants	—	—	688,784	—	—	688,784
Issuance of common stock	9,000	9	60,382	—	—	60,391
Conversion of notes	95,349	95	753	—	—	848
Issuance of initial public offering common stock	15,000,000	15,000	41,120,357	—	—	41,135,357
Net loss	—	—	—	—	(14,786,063)	(14,786,063)
Balance at December 31, 2021	25,155,198	25,155	68,208,081	—	(29,817,687)	38,415,549
Stock-based compensation expense	—	—	458,147	—	—	458,147
Issuance of common stock	50,000	50	66,950	—	—	67,000
Issuance of common stock, stock options exercised	21,853	22	44,120	—	—	44,142
Other comprehensive income	—	—	—	104,718	—	104,718
Net loss	—	—	—	—	(18,054,155)	(18,054,155)
Balance at December 31, 2022	25,227,051	$25,227	$68,777,298	$104,718	$(47,871,842)	$21,035,401

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
Operating activities
Net loss	$(18,054,155)	$(14,786,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,723	—
Stock-based compensation expense	458,147	1,531,876
Non-cash consulting fees	67,000	60,391
Non-cash PPP loan forgiveness	—	(27,550)
Warrant expense	—	688,784
Changes in operating assets and liabilities:
Accounts receivable	70,258	(110,141)
Operating lease right‑of‑use assets	38,055	—
Prepaid expenses and other assets	1,339,273	(1,447,888)
Prepaid research and development	(1,010,616)	667,356
Accounts payable	61,395	(630,902)
Operating lease liabilities	(9,859)
Accrued expenses and other current liabilities	(317,324)	2,082,827
Deferred revenue	—	(2,325,741)
Net cash used in operating activities	(17,351,103)	(14,297,051)

Investing activities
Purchases of investments - marketable securities	(20,725,462)	—
Maturities of investments - marketable securities	4,963,009	—
Purchases of equipment and improvements	(243,255)	—
Net cash used in investing activities	(16,005,708)	—

Financing activities
Issuance of common stock from exercise of stock options	44,142	78,500
Payment of employee taxes in connection with stock option exercise	—	(77,652)
Proceeds from issuance of common stock from public offerings, net of issuance costs	—	41,135,357
Repayments of note payable	(248,911)	(42,534)
Net cash (used in)/provided by financing activities	(204,769)	41,093,671
Net (decrease)/increase in cash and cash equivalents	(33,561,580)	26,796,620
Cash and cash equivalents at beginning of year	40,750,133	13,953,513
Cash and cash equivalents at end of year	$7,188,553	$40,750,133
Supplemental disclosures of cash flow information
Cash paid for interest	$973	$1,148
PPP loan forgiveness	$—	$27,550
Cash paid for amounts included in the measurement of operating lease liabilities	$5,553	$—

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, c-Abl inhibitor, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. The FDA review of the Phase 1/1b data and the protocol for the Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to initiate the Phase 2a study, the 201 trial, at the end of May 2022. In October 2022, an IND to expand use of IkT-148009 into the Parkinson’s-related disease Multiple System Atrophy, or MSA, was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 on the MSA program, opening the IND for MSA. Twenty of 35 planned sites will be open as of this filing. The 201 in Parkinson’s trial will start screening patients for enrollment at 50 mg and 100 mg, with the 200 mg dose added back into the trial following submission of the safety and steady-state pharmacokinetic data of the 200 mg dose that was collected in March 2023. Once this data is submitted, the 200 mg dose will be added to the trial after 15 patients have been randomized to 50 mg, 100 mg or placebo groups. The FDA further requested the measurement of visual acuity and examination of the cornea and lens to complement the analysis of retina, macula and fundus that was already part of the ocular monitoring program in the 201 trial.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib, the standard-of-care dose for SP-CML. As of this writing, three of four dose escalation cohorts have completed the trial. Only four mild adverse events have been observed, none of clinical significance for IkT-001Pro. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. Following the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the NDA process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway. The Company will simultaneously pursue a superiority study comparing the selected doses of IkT-001Pro to standard-of-care 400 mg imatinib in SP-CML patients using a novel, two-period-wait-list- crossover-switching study.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 is planned to be completed in 2023.

Liquidity

The Company has recognized recurring losses. At December 31, 2022, the Company had working capital of $20,675,677, an accumulated deficit of $47,871,842, cash and cash equivalents of $7,188,553, marketable securities of $15,861,620 and accounts payable and accrued expenses of $3,549,609.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in December 2020, June 2021 and January 2023 the Company raised approximately $14.6 million, $41.1 million and $8.7 million in net proceeds for working capital from its initial public offering (“IPO”), June 2021 Offering and January 2023 Offering, respectively.

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

The Company estimates that its working capital at December 31, 2022 and funds raised from the January 2023 Offering is sufficient to fund its normal operations into the fourth quarter of 2024.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2022 and 2021, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiary, IKT Securities Corporation, which was incorporated in the Commonwealth of Massachusetts in December 2021. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, IKT Securities Corporation. The Company has eliminated all inter-company transactions for the years presented.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of our liquidity and working capital adequacy, the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents and marketable securities.

For the years ended December 31, 2022 and 2021, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash and cash equivalents of $7.19 million and $40.75 million at December 31, 2022 and 2021, respectively.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write‑offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2022 and 2021.

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

The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less within our consolidated balance sheets and to recognize those lease payments on a straight-line basis in our consolidated statements of operations and comprehensive loss over the lease term.

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

Fair Value Measurements

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

Marketable Securities

The Company's marketable securities consist of U.S. Treasury securities with maturities of less than one year which are classified as available-for-sale and included in current assets on the consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income, net in the consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

The Company has a stock-based compensation plan which is more fully described in Note 9. The Company records stock-based compensation for options granted to employees and to members of the board of directors for their services on the board of directors, based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the applicable service period, which is generally one to two years. The Company accounts for non-employee stock-based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period.

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

Accounting Standards Issued, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

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

3. Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2022	December 31, 2021
Accrued consulting	$232,390	$210,000
Accrued compensation	459,997	421,734
Accrued research and development	1,696,129	2,077,932
Accrued interest	—	968
Accrued other	9,920	5,127
Total accrued expenses and other current liabilities	$2,398,436	$2,715,761

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of December 31, 2022:

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,304,405	$—	$—	$5,304,405
Total	$5,304,405	$—	$—	$5,304,405

Marketable securities, available-for-sale:
U.S. treasury obligations	$15,861,620	$—	$—	$15,861,620
Total	$15,861,620	$—	$—	$15,861,620

There were no marketable securities as of December 31, 2021.

5. Marketable Securities

Marketable securities consisted of the following at December 31, 2022.

December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. treasury obligations	$15,756,902	$104,718	$—	$15,861,620
Total	$15,756,902	$104,718	$—	$15,861,620

As of December 31, 2022, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $104,718. There were no marketable securities as of December 31, 2021.

The Company received proceeds of $4.96 million from maturities of marketable securities for the year ended December 31, 2022. The Company did not realize any gains or losses from maturities of marketable securities for the year ended December 31, 2022. There were no marketable securities as of December 31, 2021.

6. Equipment and Improvements

Equipment and Improvements, net
December 31,
2022
Furniture and office equipment	$72,692
Lab equipment	153,668
IT equipment	16,895
243,255
Less: accumulated depreciation	6,723
Total	$236,532

Depreciation expense for the year ended December 31, 2022 was $6,723. There were no equipment and improvements as of December 31, 2021.

7. Notes Payable

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

8. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2022, a total 5,956,282 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

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

9. Stock-Based Compensation

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

Stock Options

During the years ended December 31, 2022 and 2021, the Company granted options with an aggregate fair value of $536,965 and $484,669, respectively, which are being amortized to expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2020	3,596,444	$2.27	7.73
Granted	215,898	3.88	—
Exercised	(112,268)	0.70	—
Forfeited	(40,708)	0.38	—
Cancelled	—	—	—
Outstanding at December 31, 2021	3,659,366	2.43	6.99
Granted	869,887	1.00	—
Exercised	(21,854)	2.02	—
Forfeited	(113,030)	1.28	—
Cancelled	—	—	—
Outstanding at December 31, 2022	4,394,369	2.19	6.20
Exercisable at December 31, 2022	3,497,813	2.33	1.64

As of December 31, 2022, the intrinsic value of options outstanding was $0.3 million and 100% of the intrinsic value of options was exercisable. Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2022 and the exercise price of each in the money stock option award.

There were no options to purchase stock that vested upon the achievement of performance conditions at December 31, 2022.

The weighted-average fair values of options granted in the years ended December 31, 2022 and 2021 were $0.64 and $2.24, per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2022	2021
Weighted-average risk-free interest rate	2.17%	0.59%
Expected dividend yield	0.00%	0.00%
Expected volatility	84.88%	82.22%
Expected terms	4.39 years	3.97 years

The total fair values of stock options that vested during the years ended December 31, 2022 and 2021 were $618,157 and $1,150,320, respectively.

As of December 31, 2022, there was $196,977 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.64 years as of December 31, 2022.

Restricted Stock Units

During the years ended December 31, 2022 and 2021, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2022	2021
Research and development	$120,671	$665,834
Selling, general and administrative	337,476	866,042
Total stock-based compensation expense	$458,147	$1,531,876

10. ATM Program

On May 16, 2022, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to $9.8 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of December 31, 2022, no Shares have been sold under the Agreement.

Effective January 25, 2023, the Company terminated the Equity Distribution Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement.

11. Warrants

Kubera North America, Inc. (“Kubera”), in connection with consulting services, was granted a warrant in October 2018 to purchase 4.9% of our issued and outstanding shares of common stock at the time of issuance of the warrant, or 400,866 shares. Kubera warrants became fully vested on October 27, 2021. The warrant has a term of 7 years, is exercisable at $4.79 per share post reverse split. On June 24, 2020 the Kubera warrant was transferred to Kubera N.A. LLC, an affiliate of Kubera.

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

On December 28, 2020, the Company issued a ten-year warrant to purchase up to a total of 102,435 shares of the Company’s common stock with an exercise price of $10.00 per share to certain 2018 investors in consideration for completing the IPO later than March 2019 (the “Late IPO Warrants”). The warrants vested immediately. The warrants are classified within stockholders’ equity at their fair value and were treated as a standalone instrument. The fair value of the warrant was determined to be $685,441 utilizing the Black-Scholes-Merton option-pricing model at the time of issuance. The fair value in the amount of $685,441 is included in selling, general and administrative expenses for the year ended December 31, 2020.

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

No warrants were exercised for the year ended December 31, 2022 or 2021.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Year ended December 31,
	2022	2021
Numerator:
Net loss	$(18,054,155)	$(14,786,063)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	25,211,726	18,209,198
Net loss per share applicable to common stockholders – basic and diluted	$(0.72)	$(0.81)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2022	2021
Options to purchase shares of stock	4,394,369	3,596,444
Warrants to purchase shares of stock	1,561,913	1,561,913
Total	5,956,282	5,158,357

13. Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $1.6 million which will begin to expire in varying amounts annually beginning in 2030 and $24.5 million of federal net operating losses with no expiration. At December 31, 2022, the Company had state net operating loss carryforwards of approximately $24.4 million which will begin to expire in varying amounts annually beginning in 2030. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses before utilization. The Company has not yet conducted a study to determine if any such changes, including its 2020 IPO or 2021 underwritten public offering, have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Tax at statutory rate	21.00%	21.00%
State income taxes	6.17%	4.89%
Stock-based compensation	—	(0.13)%
Other	0.03%	0.02%
Change in valuation allowance	(27.20)%	(25.78)%
Effective tax rate	0.00%	0.00%

The significant components of the Company’s deferred tax assets consist of the following at December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$6,890,275	$5,202,047
Capitalized research and development	2,854,530	—
Stock-based compensation	2,440,885	2,272,970
Accrued expenses	199,961	—
Total deferred tax assets	12,385,651	7,475,017
Deferred tax asset valuation allowance	(12,385,651)	(7,475,017)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $4.9 million and $3.8 million for the years ended December 31, 2022 and 2021, respectively. The increases in 2022 and 2021 are primarily related to each year’s taxable loss. The Company has no uncertain tax positions at December 31, 2022 and 2021 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

The Tax Cuts and Jobs Act ("TCJA") resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2022, the Company capitalized $9.8 million and $2.0 million of domestic and foreign R&D expenses, respectively.

14. Commitments and Contingencies

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

Although the Company did not experience a material impact on its operations during the year ended December 31, 2022 or December 2021, the Company notes the high level of difficulty in determining the future potential adverse financial impact and other effects of COVID-19 on the Company and its programs, given the rapid and dramatic evolution in the course and impact of the pandemic and the societal and governmental response to it.

Operating Leases

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025 or a remaining lease period of 2.5 years. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing 12% which is the Company's incremental borrowing rate. The right-of-use asset had a balance of $328,643 at December 31, 2022. The operating lease obligations totaled $351,287 at December 31, 2022, of which $145,836 is included under current liabilities and $205,451 is included under non-current liabilities. The Company recorded lease expense relating to the Office Lease of $56,114 and short-term payments of $58,756 for the year ended December 31, 2022 and short-term payments of $76,816 for the year ended December 31, 2021 included in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent. As of December 31, 2022, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets related to the Office Lease.

Future minimum lease payments under these leases at December 31, 2022, are presented by calendar year as follows:.

Year
2023	$145,836
2024	150,095
2025	114,966
Total lease payments	410,897
Less: imputed interest	(59,609)
Present value of operating lease liabilities	$351,288

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

As of December 31, 2022, and 2021, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

The Company is required to pay royalties on net sale of products and processes that are covered by the patent rights licensed under the agreement at a percentage in the low single digits, subject to reductions and offsets in certain circumstances, as well as a royalty on net sales of products that the Company sublicenses ranging from low single digit to low double digit percentages based upon stage of development. The Company is obligated to pay potential total milestone payments of $280,000 based upon achievement of certain stages of development. During the years ended December 31, 2022 and 2021, the Company did not incur any milestone fees.

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

15. Simple Retirement Account for Employees (the “Simple IRA”)

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. Company contributions under the Simple IRA were $48,408 and $28,938 for the years ended December 31, 2022 and 2021, respectively.

16. Subsequent Events

Concurrent Registered Direct Offering and Private Placements

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (the "January 2023 Offering"). The January 2023 Offering Consisted of (i) 2,800,789 shares of Common Stock sold at $0.86 per share, (ii) Common Warrants to purchase up to 11,627,908 shares of Common Stock with an exercise price of $0.86, and (iii) Pre-Funded Warrants to purchase up to 8,827,119 shares of Common Stock with an exercise price of $0.86 all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering the company further issued H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 406,977 shares of Common Stock with an exercise price of $1.075 and an expiration date of January 25, 2028. As of the date of issuance Armistice exercised 3,028,398 warrants.

The Company receive net proceeds from the January 2023 Offering of approximately $8.7 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement.

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

(3) The information required by this Item is set forth on the exhibit index of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Kubera North America, Inc., dated October 5, 2018	S-1	333-240036	4.3	07/23/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1A	333-240036	4.4	09/15/2020
4.5	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.6	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.7	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.8	Form of Pre-Funded Warrant	8-K	001-39676	4.1	01/26/2023
4.9	Form of Private Common Warrant	8-K	001-39676	4.2	01/26/2023
4.10	Form of PIPE Pre-Funded Warrant	8-K	001-39676	4.3	01/26/2023
4.11	Form of PIPE Common Warrant	8-K	001-39676	4.4	01/26/2023
4.12	Form of Placement Agent Warrant	8-K	001-39676	4.5	01/26/2023
10.1	License Agreement, by and between Inhibikase Therapeutics, Inc. and Emory University, dated June 8, 2010	S-1	333-240036	10.1	07/23/2020
10.2	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.3	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.4#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.5#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020
10.6#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated April 1, 2014	S-1	333-240036	10.6	07/23/2020

10.7#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner Ph.D., effective upon the completion of the Company’s Initial Public Offering	S-1	333-240036	10.7	07/23/2020
10.8#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018	S-1	333-240036	10.8	07/23/2020
10.9	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020
10.10	Form of Inhibikase Therapeutics, Inc. Subscription Agreement	S-1	333-240036	10.10	07/23/2020
10.11	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated July 19, 2018	S-1	333-240036	10.11	07/23/2020
10.12	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated August 31, 2018	S-1	333-240036	10.12	07/23/2020
10.13	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated June 15, 2018	S-1	333-240036	10.13	07/23/2020
10.14	Lease Agreement, dated June 5, 2020, by and between Inhibikase Therapeutics, Inc. and Regus Management Group, LLC	S-1	333-240036	10.14	07/23/2020
10.15	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
10.16	Form of Representative’s Warrant Agreement	8-K	001-39676	4.2	06/16/2021
10.17	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated December 28, 2020.	8-K	001-39676	10.1	03/08/2022
10.18	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018.	8-K	001-39676	10.2	03/08/2022
10.19	Form of Stock Option Grant Notice and Award Agreement		001-39676	10.3	03/08/2022
10.20	Equity Distribution Agreement, dated May 16, 2022, by and between Inhibikase Therapeutics, Inc. and Piper Sandler & Co.		001-39676	10.1	05/17/2022
10.21	Form of Director Offer Letter		001-39676	10.1	09/01/2022
10.22	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)		001-39676	10.1	01/26/2023
10.23	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)		001-39676	10.2	01/26/2023
10.24	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)		001-39676	10.3	01/26/2023
21.1	Subsidiaries of the Registrant					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Company Name

Date: March 31, 2023	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MILTON H. WERNER, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023
Milton H. Werner, Ph.D.

/s/ JOSEPH FRATTAROLI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Joseph Frattaroli

/s/ GISELE DION	Director	March 31, 2023
Gisele Dion

/s/ ROY FREEMAN, M.D.	Director	March 31, 2023
Roy Freeman, M.D.

/s/ PAUL GRINT, M.D.	Director	March 31, 2023
Paul Grint, M.D.

/s/ DENNIS BERMAN	Director	March 31, 2023
Dennis Berman