Form 10-Q
period 2023-03-31
Inhibikase Therapeutics, Inc.
filed 2023-05-15
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 31,056,238 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$3,956,604	$7,188,553
Marketable securities	21,761,564	15,861,620
Accounts receivable	64,521	39,881
Prepaid research and development	923,128	1,117,616
Prepaid expenses and other current assets	922,764	163,452
Total current assets	27,628,581	24,371,122
Equipment and improvements, net	231,489	236,532
Right-of-use asset	303,263	328,643
Total assets	$28,163,333	$24,936,297
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$959,078	$1,151,173
Lease obligation, current	146,901	145,836
Accrued expenses and other current liabilities	1,558,221	2,398,436
Total current liabilities	2,664,200	3,695,445
Lease obligation, net of current portion	178,110	205,451
Total liabilities	2,842,310	3,900,896
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 31,056,238 and 25,227,051 shares issued and outstanding at March 31, 2023 and December 31, 2022	31,056	25,227
Additional paid-in capital	77,473,765	68,777,298
Accumulated other comprehensive income	165,822	104,718
Accumulated deficit	(52,349,620)	(47,871,842)
Total stockholders' equity	25,321,023	21,035,401
Total liabilities and stockholders’ equity	$28,163,333	$24,936,297

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Grant revenue	$64,521	$46,031
Total revenue	64,521	46,031
Costs and expenses:
Research and development	2,854,119	3,016,991
Selling, general and administrative	1,925,351	1,669,636
Total costs and expenses	4,779,470	4,686,627
Loss from operations	(4,714,949)	(4,640,596)
Interest income (expense)	237,171	(5)
Net loss	(4,477,778)	(4,640,601)
Other comprehensive income, net of tax
Unrealized gains on marketable securities	61,104	—
Comprehensive Loss	$(4,416,674)	$(4,640,601)
Net loss per share – basic and diluted	$(0.16)	$(0.18)
Weighted-average number of common shares – basic and diluted	27,510,077	25,205,454

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	25,227,051	$25,227	$68,777,298	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	5,829,187	5,829	8,573,194	—	—	8,579,023
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	31,056,238	$31,056	$77,473,765	$165,822	$(52,349,620)	$25,321,023

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	25,155,198	$25,155	$68,208,081	$—	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	123,229	—	—	123,229
Issuance of common stock for services	50,000	50	66,950	—	—	67,000
Issuance of common stock, stock options exercised	21,853	22	44,120	—	—	44,142
Net loss	—	—	—	—	(4,640,601)	(4,640,601)
Balance at March 31, 2022	25,227,051	$25,227	$68,442,380	$—	$(34,458,288)	$34,009,319

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(4,477,778)	$(4,640,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,043	—
Stock-based compensation expense	123,273	123,229
Non-cash consulting fees	—	67,000
Changes in operating assets and liabilities:
Accounts receivable	(24,638)	62,165
Operating lease right‑of‑use assets	25,380	—
Prepaid expenses and other assets	(759,312)	337,653
Prepaid research and development	194,488	(458,301)
Accounts payable	(192,095)	(283,582)
Operating lease liabilities	(26,276)	—
Accrued expenses and other current liabilities	(840,215)	858,240
Net cash used in operating activities	(5,972,130)	(3,934,197)

Cash flows from investing activities
Purchases of investments - marketable securities	(21,611,032)	—
Maturities of investments - marketable securities	15,772,190	—
Net cash used in investing activities	(5,838,842)	—

Cash flows from financing activities
Issuance of common stock from exercise of stock options	—	44,142
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	8,579,023	—
Repayments of note payable	—	(248,911)
Net cash (used in)/provided by financing activities	8,579,023	(204,769)
Net decrease in cash and cash equivalents	(3,231,949)	(4,138,966)
Cash and cash equivalents at beginning of year	7,188,553	40,750,133
Cash and cash equivalents at end of year	$3,956,604	$36,611,167
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$973
Issuance costs	$1,420,398	$—

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. The U.S. Food and Drug Administration (“FDA”) review of the Phase 1/1b data and the protocol for the Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to initiate the Phase 2a study, the 201 trial, at the end of May 2022. In October 2022, an IND to expand use of IkT-148009 into the Parkinson’s-related disease Multiple System Atrophy, or MSA, was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 on the MSA program, opening the IND for MSA. 20 of 36 planned sites have completed site opening procedures and 7 sites are currently screening patients.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND, which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib, the standard-of-care dose for SP-CML. As of the date of this Report, four of four dose escalation cohorts have completed the trial. Only four mild adverse events have been observed, none of clinical significance for IkT-001Pro. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. Following the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the New Drug Application (“NDA”) process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway. The Company plans to simultaneously pursue a superiority study comparing the selected doses of IkT-001Pro to standard-of-care 400 mg imatinib in SP-CML patients using a novel, two-period-wait-list-crossover-switching study.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study.

2.
Liquidity

The Company has recognized recurring losses. At March 31, 2023, the Company had working capital of $24,964,381, an accumulated deficit of $52,349,620, cash of $3,956,604, marketable securities of $21,761,564 and accounts payable, accrued expenses and other current liabilities of $2,664,200. The Company had active grants, of $195,982, all of which remained available in accounts held by the U.S. Treasury as of May 1, 2023.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in December 2020, June 2021 and January 2023, the Company raised approximately $14.6 million, $41.1 million and $8.6 million in net proceeds for working capital from its initial public offering (“IPO”), June 2021 Offering and January 2023 Offering, respectively.

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

The Company estimates that its working capital at March 31, 2023 is sufficient to fund its normal operations into the fourth quarter of 2024.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2022 balance sheet was derived from December 31, 2022 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023. The condensed unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly-owned subsidiary, IKT Securities Corporation, Inc., which was incorporated in the Commonwealth of Massachusetts in December 2021. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The Company adopted ASU 2020-06 as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Concentrations of Credit Risk

For the three months ended March 31, 2023 and 2022, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Revenue Recognition

The Company generates revenue from research and development grants under contracts with third parties that do not create customer-vendor relationships. The Company’s research and development grants are non-exchange transactions and are not within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Contribution revenue earned from activities performed pursuant to research and development grants is reported as grant revenue in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. Revenue from these grants is recognized as the Company incurs qualifying expenses as stipulated by the terms of the respective grant. Cash received from grants in advance of incurring qualifying expenses is recorded as deferred revenue. The Company records revenue and a corresponding receivable when qualifying costs are incurred before the grants are received.

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

Marketable Securities

The Company's marketable securities consist of U.S. Treasury securities with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of March 31, 2023:

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,195,192	$—	$—	$2,195,192
Total	$2,195,192	$—	$—	$2,195,192

Marketable securities, available-for-sale:
U.S. treasury obligations	$21,761,564	$—	$—	$21,761,564
Total	$21,761,564	$—	$—	$21,761,564

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,304,405	$—	$—	$5,304,405
Total	$5,304,405	$—	$—	$5,304,405

Marketable securities, available-for-sale:
U.S. treasury obligations	$15,861,620	$—	$—	$15,861,620
Total	$15,861,620	$—	$—	$15,861,620

5.
Marketable Securities

Marketable securities consisted of the following as of March 31, 2023:

March 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$21,595,742	$165,822	$—	$21,761,564
Total	$21,595,742	$165,822	$—	$21,761,564

December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$15,756,902	$104,718	$—	$15,861,620
Total	$15,756,902	$104,718	$—	$15,861,620

As of March 31, 2023, the Company held six U.S. Treasury debt securities that were in an unrealized gain position totaling $165,822. As of December 31, 2022, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $104,718.

The Company received proceeds of $15.7 million from maturities of marketable securities for the period ended March 31, 2023. The Company received proceeds of $4.96 million from maturities of marketable securities for the year ended December 31, 2022. The Company did not realize any gains or losses from maturities of marketable securities for the period ended March 31, 2023 or the year ended December 31, 2022.

6.
Equipment and Improvements

Equipment and Improvements, net
	March 31,	December 31,
	2023	2022
Furniture and office equipment	$72,692	$72,692
Lab equipment	153,668	153,668
IT equipment	16,895	16,895
	243,255	243,255
Less: Accumulated Depreciation	11,766	6,723
Total	$231,489	$236,532

Depreciation expense for the period ended March 31, 2023 was $5,043 and for year ended December 31, 2022 was $6,723.

7.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Accrued consulting	$423,464	$232,390
Accrued compensation	283,657	459,997
Accrued research and development	851,000	1,696,129
Accrued other	100	9,920
Total accrued expenses and other current liabilities	$1,558,221	$2,398,436

8.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2023, a total of 24,221,725 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering"). The January 2023 Offering Consisted of (i) 2,800,789 shares of Common Stock sold at $0.86 per share, (ii) Common Warrants to purchase up to 11,627,908 shares of Common Stock with an exercise price of $0.86, and (iii) Pre-Funded Warrants to purchase up to 8,827,119 shares of Common Stock with an exercise price of $0.86 all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 406,977 shares of Common Stock with an exercise price of $1.075 and an expiration date of January 25, 2028. As of the date of issuance, Armistice exercised 3,028,398 Pre-Funded Warrants.

The Company receive net proceeds from the January 2023 Offering of approximately $8.6 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement with Piper Sandler & Co. by providing a notice of termination in accordance with the terms of the Equity Distribution Agreement (see Note 10).

9.
Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the three months ended March 31, 2023, the Company granted 300,000 options with a weighted average strike price of $0.74 to purchase common stock to certain employees that will vest annually in 3 equal parts over 3 years. The Company granted

150,000 performance-based options with a weighted average strike price of $0.74 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $243,155.

During the three months ended March 31, 2022, the Company granted 209,887 options with a weighted average strike price of $1.08 to purchase common stock to certain employees that will vest annually in 3 equal parts over 3 years. The Company granted 375,000 performance-based options with a weighted average strike price of $1.08 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $402,935.

During the three months ended March 31, 2023 no performance conditions were met.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended March 31,
	2023	2022
Research and development	$38,618	$28,820
Selling, general and administrative	84,655	94,409
Total stock-based compensation expense	$123,273	$123,229

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

Effective January 25, 2023, the Company terminated the Equity Distribution Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement. As of the date of termination, no Shares have been sold under the Agreement.

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(4,477,778)	$(4,640,601)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	27,510,077	25,205,454
Net loss per share applicable to common stockholders – basic and diluted	$(0.16)	$(0.18)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2023	2022
Options to purchase shares of stock	4,826,208	3,847,400
Warrants to purchase shares of stock	19,395,517	1,561,913
Total	24,221,725	5,409,313

12.
Income Taxes

During the three months ended March 31, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

13.
Commitments and Contingencies

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

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $303,263 at March 31, 2023. The operating lease obligations totaled $325,011 at March 31, 2023, of which $146,901 is included under current liabilities and $178,110 is included under non-current liabilities. The Company recorded lease expense of $35,296 for the three months ended March 31, 2023 included in selling, general and administrative expenses. The Company recorded lease expense relating to the Office Lease of $35,296 and other short-term payments of $5,788 for the three months ended March 31, 2023 and other short-term payments of $19,063 for the three months ended March 31, 2022 in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of March 31, 2023, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under these leases at March 31, 2023, are presented by calendar year as follows:

Year
2023	$109,643
2024	150,095
2025	114,966
Total lease payments	374,704
Less: imputed interest	(49,693)
Present value of operating lease liabilities	$325,011

14.
Subsequent Events

Minimum Bid Price of Common Stock

On January 24, 2023 and July 25, 2022, we received written notices from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that based upon the closing bid price of the Company’s common stock, for the 30 consecutive business days prior to the notice, the Company no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). On January 24, 2023, the Company received notice from Nasdaq indicating that, while the Company has not regained compliance with the Minimum Bid Price Requirement, Nasdaq has determined that the Company is eligible for an additional 180-day period, or until July 24, 2023, to regain compliance. According to the notice from Nasdaq, the Staff’s determination was based on (i) the Company meeting the continued listing requirement for the market value of its publicly held shares and all other Nasdaq initial listing standards, with the exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If at any time during this second 180-day compliance period, the closing bid price of the common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance.

If compliance cannot be demonstrated by July 24, 2023, we expect that Nasdaq will provide written notification that the common stock will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel. During this time, the Company’s securities will remain listed and trading on Nasdaq. There can be no assurance that we will be able to regain compliance with the applicable continued listing criteria within the period of time, if any, granted by the Hearings Panel. To regain compliance with the Minimum Bid Price Requirement, the bid price of the common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days.

As of May 15, 2023, the Company has not regained compliance with the Minimum Bid Price Requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”) (including but not limited to this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are intended to qualify for the “safe harbor” created by those sections. In addition, we may make forward-looking statements in other documents filed with or furnished to the SEC, and our management and other representatives may make forward-looking statements orally or in writing to analysts, investors, representatives of the media and others. You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes to those statements included elsewhere in this Report. This discussion and analysis and other parts of this Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors.

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “seek”, “budget”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our clinical trials, future results of operations or of our financial condition; and

•	Sate other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates, approximations and projections about our business and our industry and management’s beliefs, all of which are subject to change. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially and adversely from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as amended, and the following factors and risks:

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

•

Positive results from early preclinical or clinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates;

•	We have no history of completing clinical trials for novel drug substances or commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability;

•

Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical and prior clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. The FDA review of the Phase 1/1b data and the protocol for the Phase 2a three-month dosing study resulted in the FDA agreeing with the Company’s view that it was appropriate for the Phase 2a study to begin, prompting the Company to initiate the Phase 2a study, the 201 trial, at the end of May 2022. In October 2022, an IND to expand use of IkT-148009 into the Parkinson’s-related disease Multiple System Atrophy, or MSA, was filed with the FDA. On November 7, 2022, following review of the IND for IkT-148009 as a treatment for MSA, the FDA notified the Company that it was placing the IkT-148009 programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 on the MSA program, opening the IND for MSA. 20 of 36 planned sites have completed site opening procedures and 7 sites are currently screening patients. It is anticipated that up to 14 sites may be screening patients by the end of May 2023. The 201 PD trial will enroll patients at 50 mg and 100 mg, with the 200 mg dose added back into the trial on a staggered schedule relative to the 50 mg, 100 mg and placebo cohorts. Safety and pharmacokinetic data from the analysis of the 200 mg dose in 6 older healthy adults was submitted to the FDA early in the second quarter of 2023. The FDA further requested the measurement of visual acuity and examination of the cornea and lens to complement the analysis of retina, macula and fundus that was already part of the ocular monitoring program in the 201 trial.

Our evaluation of IkT-148009 in MSA has been benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of IkT-148009 as a therapy for MSA. Two animal studies are under way, with the transgenic model showing that once daily dosing of IkT-148009 for up to 20 weeks can preclude functional loss relative to untreated controls. We plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving 60 patients if these animal model outcomes support pursuit of IkT-148009 in this indication. The proposed Phase 2 study will have primary endpoints in safety and tolerability and secondary endpoints in MSA efficacy following once daily dosing at two dose levels for 6-months. The Company has submitted orphan drug designation for IkT-148009 to treat MSA in the U.S and plans to make a similar filing with regulators in Europe.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND, which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib, the standard-of-care dose for SP-CML. As of the date of this Report, four of four dose escalation cohorts have completed the trial; it is anticipated that the dose finding/dose equivalence program will be completed by the end of the second quarter of 2023. Only four mild adverse events have been observed, none of clinical significance for IkT-001Pro. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. Following the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the NDA process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway. The Company plans to simultaneously pursue a superiority study comparing the selected doses of IkT-001Pro to standard-of-care 400 mg imatinib in SP-CML patients using a novel, two-period-wait-list-crossover-switching study.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 is planned to be completed in 2023.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, the Abelson Tyrosine Kinase, or c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. c-Abl chemically modifies the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to near clearance of the toxic form of alpha-synuclein from the affected neurons.

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

	Three Months Ended March 31,
	2023	2022	Change
PD	$1,757,447	$2,518,761	$(761,314)
MSA	75,300	190,609	(115,309)
CML	818,046	126,280	691,766
Other research and development expenses	203,326	181,341	21,985
Total research and development expenses	$2,854,119	$3,016,991	(162,872)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022.

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended March 31,		Change
	2023	2022	($)	(%)
	(unaudited)
Grant revenue	$64,521	$46,031	$18,490	40.2
Research and development	(2,854,119)	(3,016,991)	162,872	(5.4)
Selling, general and administrative	(1,925,351)	(1,669,636)	(255,715)	15.3
Loss from operations	(4,714,949)	(4,640,596)	(74,353)	1.6
Interest income	237,171	—	237,171	100.0
Interest expense	—	(5)	5	(100.0)
Net loss	$(4,477,778)	$(4,640,601)	$162,823	(3.5)

Grant Revenue

Grant revenue for the three months ended March 31, 2023, increased by $18,490 or 40% to $64,521 from $46,031 in the prior year comparable period. During 2023, the Company continued to advance its Phase I and II clinical trials which were not submitted for grant revenue and which consisted of preclinical MSA work.

Research and Development

Research and development expenses decreased by $162,872 or (5)% to $2,854,119 from $3,016,991 in the prior year comparable period. The $0.2 million decrease in research and development expenses for the first quarter 2023 was due to the Company starting the Phase 2a ‘201’ clinical trial post its clinical hold being released at the end of January 2023.

Selling, General and Administrative

Selling, general and administrative expenses increased by $255,715 or 15% to $1,925,351 from $1,669,636 in the prior year comparable period. The increase was primarily driven by a $0.14 million decrease in insurance expense offset by increases of $0.07 million and $0.23 million of legal and consulting fees and promotional related costs, respectively, and a $0.10 million net increase in all other normal selling, general and administrative expenses.

Interest Income

Interest income increased by $0.24 million from $0 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022. In the prior comparable period the Company held cash only in non-interest bearing accounts.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through March 31, 2023, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.6 million, respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering, respectively.

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

At March 31, 2023, the Company had working capital of $24,964,381, an accumulated deficit of $52,349,620, cash and cash equivalents of $3,956,604, marketable securities of $21,761,564 and accounts payable, accrued expenses and other current liabilities of $2,664,200. The Company had active grants, of which $195,982 remained available in accounts held by the U.S. Treasury as of May 1, 2023.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $52,349,620 at March 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $24,964,381 at March 31, 2023. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We believe that our existing cash resources as of March 31, 2023 will enable us to fund our operating requirements into the fourth quarter of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(5,972,130)	$(3,934,197)

Net cash used in investing activities	(5,838,842)	—

Net cash (used in)/provided by financing activities	8,579,023	(204,769)
Net decrease in cash and cash equivalents	$(3,231,949)	$(4,138,966)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2023, totaled $5,972,130, and consisted primarily of a net loss of $4,477,778 adjusted for non-cash stock compensation of $123,273, depreciation and lease expense of $4,147, decrease in accounts receivable of $24,638, decrease in prepaid expenses and other assets of $759,312, increase in prepaid research and development of $194,488, decrease in accounts payable of $192,095, and a decrease in accrued expenses and other current liabilities of $840,215.

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

Cash Used in Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2023, totaled $5.8 million, of which $28.7 million was used for the purchase of marketable securities investments and $22.8 million was provided by maturity of marketable securities.

There was no investing activities for the three months ended March 31, 2022.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2023 totaled $8,579,023, which consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our January 2023 Offering.

Net cash flows used in financing activities for the three months ended March 31, 2022, totaled $204,769, which primarily was from the full settlement of the CEO Note on January 3, 2022 offset by proceeds from a stock option exercise.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $374,704, consisting of minimum annual rental obligations of $109,643 for fiscal year 2023, $150,095 for fiscal year 2024 and $114,966 for fiscal year 2025.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States, or US GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses is comprised of external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third-party service providers as they are incurred and provided within research and development expense in the condensed consolidated statements of operations and comprehensive loss. These services include the conduct of clinical studies, preclinical studies and consulting services. These costs are a significant component of our research and development expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 28, 2020.	8-K	3.2	001-39676	12/29/2020
4.1	Form of Pre-Funded Warrant	8-K	4.1	001-39676	01/26/2023
4.2	Form of Private Common Warrant	8-K	4.2	001-39676	01/26/2023
4.3	Form of PIPE Pre-Funded Warrant	8-K	4.3	001-39676	01/26/2023
4.4	Form of PIPE Common Warrant	8-K	4.4	001-39676	01/26/2023
4.5	Form of Placement Agent Warrant	8-K	4.5	001-39676	01/26/2023
10.1	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)	8-K	10.1	001-39676	01/26/2023
10.2	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.2	001-39676	01/26/2023
10.3	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.3	001-39676	01/26/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: May 15, 2023	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)