Form 10-Q
period 2023-06-30
Inhibikase Therapeutics, Inc.
filed 2023-08-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 5,348,326 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$1,905,108	$7,188,553
Marketable securities	19,029,908	15,861,620
Accounts receivable	79,604	39,881
Prepaid research and development	425,229	1,117,616
Prepaid expenses and other current assets	543,923	163,452
Total current assets	21,983,772	24,371,122
Equipment and improvements, net	86,523	236,532
Right-of-use asset	277,092	328,643
Total assets	$22,347,387	$24,936,297
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$754,146	$1,151,173
Lease obligation, current	147,966	145,836
Accrued expenses and other current liabilities	1,830,924	2,398,436
Total current liabilities	2,733,036	3,695,445
Lease obligation, net of current portion	149,971	205,451
Total liabilities	2,883,007	3,900,896
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,290,826 and 4,224,294 shares issued and outstanding at June 30, 2023 and December 31, 2022	5,291	4,224
Additional paid-in capital	77,588,389	68,798,301
Accumulated other comprehensive income (loss)	(1,714)	104,718
Accumulated deficit	(58,127,586)	(47,871,842)
Total stockholders' equity	19,464,380	21,035,401
Total liabilities and stockholders’ equity	$22,347,387	$24,936,297

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Grant revenue	$116,410	$6,552	$180,931	$52,583
Total revenue	116,410	6,552	180,931	52,583
Costs and expenses:
Research and development	4,535,698	2,982,183	7,389,817	5,999,174
Selling, general and administrative	1,783,113	1,664,308	3,708,464	3,333,944
Total costs and expenses	6,318,811	4,646,491	11,098,281	9,333,118
Loss from operations	(6,202,401)	(4,639,939)	(10,917,350)	(9,280,535)
Interest income (expense)	424,435	—	661,606	(5)
Net loss	(5,777,966)	(4,639,939)	(10,255,744)	(9,280,540)
Other comprehensive income, net of tax
Unrealized loss on marketable securities	(167,536)	—	(106,432)	—
Comprehensive Loss	$(5,945,502)	$(4,639,939)	$(10,362,176)	$(9,280,540)
Net loss per share – basic and diluted	$(1.11)	$(1.10)	$(2.09)	$(2.20)
Weighted-average number of common shares – basic and diluted	5,226,101	4,224,294	4,918,206	4,222,496

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	971,532	972	8,541,970	—	—	8,542,942
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	5,195,826	$5,196	$77,463,544	$165,822	$(52,349,620)	$25,284,942
Stock-based compensation expense	—	—	124,845	—	—	124,845
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	95,000	95	—	—	—	95
Other comprehensive loss	—	—	—	(167,536)	—	(167,536)
Net loss	—	—	—	—	(5,777,966)	(5,777,966)
Balance at June 30, 2023	5,290,826	$5,291	$77,588,389	$(1,714)	$(58,127,586)	$19,464,380

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,212,317	$4,212	$68,229,024	$—	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	123,229	—	—	123,229
Issuance of common stock for services	8,334	8	66,992	—	—	67,000
Issuance of common stock, stock options exercised	3,643	4	44,138	—	—	44,142
Net loss	—	—	—	—	(4,640,601)	(4,640,601)
Balance at March 31, 2022	4,224,294	$4,224	$68,463,383	$—	$(34,458,288)	$34,009,319
Stock-based compensation expense	—	—	132,767	—	—	132,767
Net loss	—	—	—	—	(4,639,939)	(4,639,939)
Balance at June 30, 2022	4,224,294	$4,224	$68,596,150	$—	$(39,098,227)	$29,502,147

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(10,255,744)	$(9,280,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	164,247	—
Stock-based compensation expense	248,118	255,996
Non-cash consulting fees	—	67,000
Changes in operating assets and liabilities:
Accounts receivable	(39,721)	103,589
Operating lease right‑of‑use assets	51,551	—
Prepaid expenses and other assets	(380,471)	691,243
Prepaid research and development	692,387	(812,053)
Accounts payable	(397,027)	(229,334)
Operating lease liabilities	(53,350)	—
Accrued expenses and other current liabilities	(567,509)	890,416
Deferred revenue	—	23,684
Net cash used in operating activities	(10,537,519)	(8,289,999)

Cash flows from investing activities
Purchases of equipment and improvements	(14,238)	(43,089)
Purchases of investments - marketable securities	(18,681,260)	—
Maturities of investments - marketable securities	15,406,535	—
Net cash used in investing activities	(3,288,963)	(43,089)

Cash flows from financing activities
Issuance of common stock from exercise of stock options	—	44,142
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	8,543,037	—
Repayments of note payable	—	(248,911)
Net cash provided by/(used in) financing activities	8,543,037	(204,769)
Net decrease in cash and cash equivalents	(5,283,445)	(8,537,857)
Cash and cash equivalents at beginning of period	7,188,553	40,750,133
Cash and cash equivalents at end of period	$1,905,108	$32,212,276
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$973
Issuance costs	$1,456,479	$—

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January, 2023, the Company initiated its Phase 2 program for IkT-148009 as a treatment for Parkinson’s disease. As of the date of this Report, 22 of 35 planned sites are currently screening and enrolling patients and the first patient has completed the 12 week treatment regimen.

In March, 2023 the Company opened its IND for IkT-148009 as a treatment for the orphan disease Multiple System Atrophy or MSA.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND, which was cleared by the FDA in August 2022, IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (the 501 trial). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver imatinib equivalent to 400 mg imatinib mesylate, the standard-of-care dose for SP-CML. Following completion of the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the New Drug Application (“NDA”) process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway.

2.
Liquidity

The Company has recognized recurring losses. At June 30, 2023, the Company had working capital of $19,250,736 and accumulated deficit of $58,127,586, cash of $1,905,108 marketable securities of $19,029,908 and accounts payable, accrued expenses and other current liabilities of $2,733,036.

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

The Company estimates that its working capital at June 30, 2023 is sufficient to fund its normal operations into the fourth quarter of 2024.

On June 23, 2023, at the Company’s annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation to grant discretionary authority to the board of directors to effect a reverse stock split of the Company’s common stock. Following the receipt of the stockholders’ approval, the Company’s board of directors approved the reverse stock split at the ratio of 1 post-split share for every 6 pre-split shares, which was effective as of June 30, 2023. On July 17, 2023, the Company received a letter from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule.

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

On June 30, 2023, we effected a reverse stock split at the ratio of 1 post-split share for every 6 pre-split shares. All common stock, options and warrant amounts and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise.

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

Concentrations of Credit Risk

For the three and six months ended June 30, 2023 and 2022, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of June 30, 2023:

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,075,859	$—	$—	$1,075,859
Total	$1,075,859	$—	$—	$1,075,859

Marketable securities, available-for-sale:
U.S. treasury obligations	$19,029,908	$—	$—	$19,029,908
Total	$19,029,908	$—	$—	$19,029,908

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,304,405	$—	$—	$5,304,405
Total	$5,304,405	$—	$—	$5,304,405

Marketable securities, available-for-sale:
U.S. treasury obligations	$15,861,620	$—	$—	$15,861,620
Total	$15,861,620	$—	$—	$15,861,620

5.
Marketable Securities

Marketable securities consisted of the following as of June 30, 2023:

June 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$19,031,622	$—	$(1,714)	$19,029,908
Total	$19,031,622	$—	$(1,714)	$19,029,908

December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$15,756,902	$104,718	$—	$15,861,620
Total	$15,756,902	$104,718	$—	$15,861,620

As of June 30, 2023, the Company held five U.S. Treasury debt securities that were in an unrealized loss position totaling $1,714. As of December 31, 2022, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $104,718.

The Company received proceeds of $15.4 million from maturities of marketable securities for the period ended June 30, 2023. The Company received proceeds of $4.96 million from maturities of marketable securities for the year ended December 31, 2022. The Company did not realize any gains or losses from maturities of marketable securities for the period ended June 30, 2023 or the year ended December 31, 2022.

6.
Equipment and Improvements

Equipment and Improvements, net
	June 30,	December 31,
	2023	2022
Furniture and office equipment	$86,930	$72,692
Lab equipment	153,668	153,668
IT equipment	16,895	16,895
	257,493	243,255
Less: Accumulated Depreciation	170,970	6,723
Total	$86,523	$236,532

Depreciation expense for three and six months ended June 30, 2023 was $159,204 and $164,247, respectively and no depreciation expense for the three and six months ended June 30, 2022.

7.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Accrued consulting	$384,059	$232,390
Accrued compensation	464,979	459,997
Accrued research and development	980,161	1,696,129
Accrued other	1,725	9,920
Total accrued expenses and other current liabilities	$1,830,924	$2,398,436

8.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2023, a total of 3,973,503 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering"). The January 2023 Offering Consisted of (i) 466,799 shares of Common Stock sold at $5.16 per share, (ii) Common Warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and (iii) Pre-Funded Warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $5.16 all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 67,830 shares of Common Stock with an exercise price of $6.45 and an expiration date of January 25, 2028. As of the date of issuance, Armistice exercised 599,733 Pre-Funded Warrants.

The Company received net proceeds from the January 2023 Offering of approximately $8.6 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement with Piper Sandler & Co. by providing a notice of termination in accordance with the terms of the Equity Distribution Agreement (see Note 10).

9.
Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the six months ended June 30, 2023, the Company granted 86,669 options with a weighted average strike price of $4.28 to purchase common stock to certain employees and the Board of Directors. Employee options vest annually in 3 equal parts over 3 years, whilst Board of Directors options vest over 1 year. The Company granted 25,000 performance-based options with a weighted average strike price of $4.44 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $338,741.

During the six months ended June 30, 2022, the Company granted 66,648 options with a weighted average strike price of $5.80 to purchase common stock to certain employees and the Board of Directors. Employee options vest annually in 3 equal parts over 3 years, whilst Board of Directors options vest over 1 year. The Company granted 62,500 performance-based options with a weighted average strike price of $6.02 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $505,649.

During the three and six months ended June 30, 2023 and 2022 no defined performance conditions were probable of being met.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$40,259	$41,592	$78,876	$63,005
Selling, general and administrative	84,586	91,175	169,242	192,991
Total stock-based compensation expense	$124,845	$132,767	$248,118	$255,996

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

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(5,777,966)	$(4,639,939)	$(10,255,744)	$(9,280,540)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,226,101	4,224,294	4,918,206	4,222,496
Net loss per share applicable to common stockholders – basic and diluted	$(1.11)	$(1.10)	$(2.09)	$(2.20)

Note that the net loss per share computations for all periods presented reflect the changes in the number of shares resulting from the 1 for 6 reverse stock split that was approved by shareholders on June 23, 2023 and became effective as of June 30, 2023. The number of shares of common stock issued and outstanding immediately before the reverse stock split was 31,626,238; the number of shares outstanding immediately after the reverse split was 5,290,826, a decrease of 26,335,412 shares.

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended June 30,
	2023	2022
Options to purchase shares of stock	835,913	672,900
Warrants to purchase shares of stock	3,137,590	260,319
Total	3,973,503	933,219

12.
Income Taxes

During the three and six months ended June 30, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $277,092 at June 30, 2023. The operating lease obligations totaled $297,937 at June 30, 2023, of which $147,966 is included under current liabilities and $149,971 is included under non-current liabilities. The Company recorded lease expense of $35,296 and $70,591 for the three and six months ended June 30, 2023, respectively included in selling, general and administrative expenses. The Company recorded lease expense relating to the Office Lease of $35,296 and $70,592 and other short-term payments of $5,788 and $11,576 for the three and six months ended June 30,

2023, respectively and other short-term payments of $19,063 and $38,126 for the three and six months ended June 30, 2022, respectively in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of June 30, 2023, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under these leases at June 30, 2023, are presented by calendar year as follows:

Year
2023	$73,451
2024	150,095
2025	114,965
Total lease payments	338,511
Less: imputed interest	(40,574)
Present value of operating lease liabilities	$297,937

14.
Subsequent Events

Minimum Bid Price of Common Stock

On July 17, 2023, the Company received a letter from Nasdaq informing the Company that it has regained compliance with the Minimum Bid Price Rule.

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

All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. Forward-looking statements can generally be identified by the fact that they do not relate strictly to historical or current facts and include, but are not limited to, statements using terminology such as “can”, “may”, “could”, “should”, “assume”, “forecasts”, “believe”, “designed to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential”, “position”, “predicts”, “strategy”, “guidance”, “intend”, “seek”, “budget”, “project” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our clinical trials, future results of operations or of our financial condition; and

•	State other “forward-looking” information.

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

•	While the FDA has placed no restrictions on our current clinical programs with IkT-148009 and IkT-001Pro, we cannot guarantee that restrictions won’t arise in the future;

•	If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened;

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

•

Even if any product candidates we develop receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors, and others in the medical community necessary for commercial success;

•

Even if we are able to commercialize any product candidates, such products may become subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which would harm our business;

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

All forward-looking statements and risk factors included in this Report are made as of the date hereof, in each case based on information available to us as of the date hereof, and we assume no obligations to update any for . ward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing IkT-148009, a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of IkT-148009, which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January, 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for IkT-148009 as a treatment for Parkinson’s disease and began the process of opening up to 35 sites in the U.S. As of the date of this report, 22 of 35 planned sites or 63% are currently screening and enrolling patients and the first patient has completed the 12 week dosing regimen. The twelve week 201 trial will evaluate three doses on a staggered schedule and will be placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. Exploratory endpoints will evaluate the ability of IkT-148009 to clear the alpha-synuclein pathology from both the central and peripheral nervous systems. The Company plans to extend the 201 trial by 12 additional months for all subjects enrolled in the study, subject to available resources.

In March, 2023 the Company opened its IND for IkT-148009 as a treatment for the orphan disease Multiple System Atrophy or MSA. Our evaluation of IkT-148009 in MSA has been benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of IkT-148009 as a therapy for MSA. Two animal studies are under way, with one model evaluating the ability of IkT-148009 to modify disease early in its progression, while the second model will evaluate whether IkT-148009 can correct functional loss much later in the disease course. Intervention with IkT-148009 early in the course of disease has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with significant clearance of the underlying alpha-synuclein protein pathology. The second model evaluating IkT-148009 late in the disease course is ongoing. We plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving 60 patients if these animal model outcomes support pursuit of IkT-148009 in this indication, subject to available resources. The proposed Phase 2 study will have primary endpoints in safety and tolerability and secondary endpoints in MSA efficacy following once daily dosing at two dose levels for 6-months. The Company has submitted orphan drug designation for IkT-148009 to treat MSA in the U.S and plans to make a similar filing with regulators in Europe.

The Company is also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). IkT-001Pro is being evaluated in a two-part dose finding/dose equivalence study in up to 59 healthy volunteers (known as ‘the 501 trial’). The study is designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent 400 mg imatinib mesylate, the standard-of-care drug for SP-CML. As of the date of this Report, four of four dose escalation cohorts have completed the trial and 31 subjects have completed the dose equivalence or pivotal phase of the trial (one subject had to be disqualified because the subject failed to meet the entry criteria on the day of admission). Adverse events observed in the dose escalation and dose equivalent phases have been mild and none of clinical significance. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as 400 mg imatinib mesylate. The Company has also come to agreement with the FDA to measure bioequivalence of IkT-001Pro relative to 600 mg imatinib mesylate, a dose in common use for first-line treatment of CML, and the Company is considering the initiation of an additional cohort in the 501 trial in the third quarter to study IkT-001Pro versus 600 mg imatinib mesylate. Following completion of the 501 study, Inhibikase will confer with the FDA and seek agreement on the requirements for the New Drug Application (“NDA”) process following the proposed approval path for IkT-001Pro under the 505(b)(2) approval pathway.

A second example of our ability to improve drug delivery through formulation development is the tablet formulation of IkT-148009, which nearly doubles the concentration of IkT-148009 delivered relative to the same dose previously administered as a gelatin capsule. This provides the opportunity to lower the oral dose which could lead to further safety and tolerability improvements for IkT-148009. The Company plans to introduce the tablet formulation into its future clinical trials with IkT-148009.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. Using this strategy, we believe we have discovered at least one enzyme that plays a pivotal role in the disease process for PD, the Abelson Tyrosine Kinase, or c-Abl. We have developed novel protein kinase inhibitors against c-Abl, which we believe can alter the disease course for PD. c-Abl chemically modifies the “plaque” proteins in PD, known as alpha-synuclein. Chemical modification creates what we believe to be the true toxic entity of the disease. Treatment with IkT-148009 may prevent chemical modification and, at least in animal models of progressive disease, leads to near clearance of the toxic form of alpha-synuclein from the affected neurons. The Company’s approach to neurodegenerative disease is highly validated, with multiple peer-reviewed publications in 2022 and 2023 and oral presentations at the major academic and industry conferences covering Parkinson’s and Alzheimer’s diseases.

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

	Three Months Ended June 30,
	2023	2022	Change
PD	$2,493,338	$2,375,493	$117,845
MSA	104,106	190,102	(85,996)
CML	1,493,957	255,470	1,238,487
Other research and development expenses	444,297	161,118	283,179
Total research and development expenses	$4,535,698	$2,982,183	1,553,515

	Six Months Ended June 30,
	2023	2022	Change
PD	$4,250,785	$4,894,254	$(643,469)
MSA	179,406	380,711	(201,305)
CML	2,312,003	381,750	1,930,253
Other research and development expenses	647,623	342,459	305,164
Total research and development expenses	$7,389,817	$5,999,174	1,390,643

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022.

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended June 30,		Change
	2023	2022	($)	(%)
	(unaudited)
Grant revenue	$116,410	$6,552	$109,858	1,676.7
Research and development	(4,535,698)	(2,982,183)	(1,553,515)	52.1
Selling, general and administrative	(1,783,113)	(1,664,308)	(118,805)	7.1
Loss from operations	(6,202,401)	(4,639,939)	(1,562,462)	(33.7)
Interest income	424,435	—	424,435	100.0
Net loss	$(5,777,966)	$(4,639,939)	$(1,138,027)	(24.5)

Grant Revenue

Grant revenue for the three months ended June 30, 2023, increased by $109,858 or 1,677% to $116,410 from $6,552 in the prior year comparable period. During 2023, the Company continued to focus on advancing its Phase I and II PD clinical trials which were not submitted for grant revenue. Grant revenue for the period consisted of preclinical MSA research activities.

Research and Development

Research and development expenses increased by $1,553,515 or 52% to $4,535,698 from $2,982,183 in the prior year comparable period. The $1.5 million increase in research and development expenses for the second quarter 2023 was due to the Company's ongoing Phase 2a ‘201’ PD clinical trial costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $118,805 or 7% to $1,783,113 from $1,664,308 in the prior year comparable period. The increase was driven by a net increase in normal selling, general and administrative expenses.

Interest Income

Interest income increased by $0.42 million from $0 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022. In the prior comparable period the Company held cash only in non-interest bearing accounts.

Comparison of the Six Months Ended June 30, 2023 and 2022.

The following table sets forth the significant components of our results of operations:

	For the Six Months Ended June 30,		Change
	2023	2022	($)	(%)
	(unaudited)
Grant revenue	$180,931	$52,583	$128,348	244.1
Research and development	(7,389,817)	(5,999,174)	(1,390,643)	23.2
Selling, general and administrative	(3,708,464)	(3,333,944)	(374,520)	11.2
Loss from operations	(10,917,350)	(9,280,535)	(1,636,815)	17.6
Interest income	661,606	—	661,606	100.0
Interest expense	—	(5)	5	(100.0)
Net loss	$(10,255,744)	$(9,280,540)	$(975,204)	10.5

Grant Revenue

Grant revenue for the six months ended June 30, 2023, increased by $128,348 or 244% to $180,931 from $52,583 in the prior year comparable period. During 2023, the Company continued to focus on advancing its Phase I and II PD clinical trials which were not submitted for grant revenue. Grant revenue consisted of preclinical MSA research activities.

Research and Development

Research and development expenses increased by $1,390,643 or 23% to $7,389,817 from $5,999,174 in the prior year comparable period. The $1.4 million increase in research and development expenses was due to the Company's ongoing Phase 2a ‘201’ PD clinical trial costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $374,520 or 11% to $3,708,464 from $3,333,944 in the prior year comparable period. The increase was driven by a net increase in normal selling, general and administrative expenses.

Interest Income

Interest income increased by $0.66 million from $0 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022. In the prior comparable period, the Company held cash only in non-interest bearing accounts.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 IPO, we funded our operations primarily through private, state and federal contracts and grants. From our inception through June 30, 2023, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.6 million, respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering, respectively.

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

At June 30, 2023, the Company had working capital of $19,250,736, an accumulated deficit of $58,127,586, cash and cash equivalents of $1,905,108, marketable securities of $19,029,908 and accounts payable, accrued expenses and other current liabilities of $2,733,036.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any future approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, following the completion of the December 2020 IPO, we incurred additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $58,127,586 at June 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $19,250,736 at June 30, 2023. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We believe that our existing cash resources as of June 30, 2023 will enable us to fund our operating requirements into the fourth quarter of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,537,519)	$(8,289,999)

Net cash used in investing activities	(3,288,963)	(43,089)

Net cash provided by/(used in) financing activities	8,543,037	(204,769)
Net decrease in cash and cash equivalents	$(5,283,445)	$(8,537,857)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2023, totaled $10,537,519, and consisted primarily of a net loss of $10,255,744 adjusted for non-cash stock compensation of $248,118, depreciation and lease expense of $162,448, decrease in accounts receivable of $39,721, decrease in prepaid expenses and other assets of $380,471, increase in prepaid research and development of $692,387, decrease in accounts payable of $397,027, and a decrease in accrued expenses and other current liabilities of $567,509.

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

Cash Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2023 totaled $3.3 million, of which $18.7 million was used for the purchase of marketable securities investments and $15.4 million was provided by maturity of marketable securities.

Net cash flows used in investing activities for the six months ended June 30, 2022, totaled $43,089, which was from the purchase of furniture and technology equipment.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2023 totaled $8,543,037, which consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our January 2023 Offering.

Net cash flows used in financing activities for the six months ended June 30, 2022, totaled $204,769, which primarily was from the full settlement of the CEO Note on January 3, 2022 offset by proceeds from a stock option exercise.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $338,511, consisting of minimum annual rental obligations of $73,451 for fiscal year 2023, $150,095 for fiscal year 2024 and $114,965 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three and six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 28, 2020.	8-K	3.2	001-39676	12/29/2020
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
4.1	Form of Pre-Funded Warrant	8-K	4.1	001-39676	01/26/2023
4.2	Form of Private Common Warrant	8-K	4.2	001-39676	01/26/2023
4.3	Form of PIPE Pre-Funded Warrant	8-K	4.3	001-39676	01/26/2023
4.4	Form of PIPE Common Warrant	8-K	4.4	001-39676	01/26/2023
4.5	Form of Placement Agent Warrant	8-K	4.5	001-39676	01/26/2023
10.1	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)	8-K	10.1	001-39676	01/26/2023
10.2	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.2	001-39676	01/26/2023
10.3	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.3	001-39676	01/26/2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: August 14, 2023	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)