Form 10-K/A
period 2022-12-31
Inhibikase Therapeutics, Inc.
filed 2023-10-16
CIK 1750149

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1

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
12b-2
of the Exchange Act). YES ☐ NO ☒
The aggregate market value of the common stock, par value $0.001 per share, (“Common Stock”) held by non-affiliates
of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $18.7 million. Shares of the Registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain personas are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of March 14, 2023 was 28,977,238.

Auditors Name : CohnReznick LLP	Auditors Location: Holmdel, New Jersey	Auditors Firm ID : PCAOB 596
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends the Annual Report on Form
10-K
of Inhibikase Therapeutics, Inc. for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 31, 2023 (the “Original Filing”). The Consent of Independent Registered Public Accounting Firm (the “Auditor Consent”) was inadvertently omitted in the Original Filing.
This Amendment is being filed solely to file the Auditor Consent. No other changes were made to the Original Filing. Further, no attempt has been made in this Amendment to modify or update the other disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the registrant’s other filings with the Securities and Exchange Commission.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits are filed as part of this report:
EXHIBIT INDEX

Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

23.1	Consent of Independent Registered Public Accounting Firm.					x

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					x

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					x

101.SCH	Inline XBRL Taxonomy Extension Schema Document					x

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					x

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					x

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized
.

Inhibikase Therapeutics, Inc.

Date: October 16, 2023	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)