Form 10-Q
period 2023-09-30
Inhibikase Therapeutics, Inc.
filed 2023-11-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 6,174,280 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$14,861,309	$7,188,553
Marketable securities	1,970,260	15,861,620
Accounts receivable	—	39,881
Prepaid research and development	347,565	1,117,616
Prepaid expenses and other current assets	371,538	163,452
Total current assets	17,550,672	24,371,122
Equipment and improvements, net	79,940	236,532
Right-of-use asset	250,090	328,643
Total assets	$17,880,702	$24,936,297
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$734,561	$1,151,173
Lease obligation, current	149,030	145,836
Accrued expenses and other current liabilities	1,858,215	2,398,436
Total current liabilities	2,741,806	3,695,445
Lease obligation, net of current portion	121,013	205,451
Total liabilities	2,862,819	3,900,896
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 5,360,326 and 4,224,294 shares issued and outstanding at September 30, 2023 and December 31, 2022	5,361	4,224
Additional paid-in capital	77,735,450	68,798,301
Accumulated other comprehensive income (loss)	(143)	104,718
Accumulated deficit	(62,722,785)	(47,871,842)
Total stockholders' equity	15,017,883	21,035,401
Total liabilities and stockholders’ equity	$17,880,702	$24,936,297

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$79,569	$7,291	$260,500	$59,874
Total revenue	79,569	7,291	260,500	59,874
Costs and expenses:
Research and development	3,225,551	2,981,653	10,615,368	8,980,827
Selling, general and administrative	1,622,894	1,538,737	5,331,358	4,872,681
Total costs and expenses	4,848,445	4,520,390	15,946,726	13,853,508
Loss from operations	(4,768,876)	(4,513,099)	(15,686,226)	(13,793,634)
Interest income	173,677	18,536	835,283	18,531
Net loss	(4,595,199)	(4,494,563)	(14,850,943)	(13,775,103)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	1,571	26,828	(104,861)	26,828
Comprehensive loss	$(4,593,628)	$(4,467,735)	$(14,955,804)	$(13,748,275)
Net loss per share – basic and diluted	$(0.86)	$(1.06)	$(2.93)	$(3.26)
Weighted-average number of common shares – basic and diluted	5,342,337	4,224,294	5,060,447	4,223,099

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	971,532	972	8,541,970	—	—	8,542,942
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	5,195,826	$5,196	$77,463,544	$165,822	$(52,349,620)	$25,284,942
Stock-based compensation expense	—	—	124,845	—	—	124,845
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	95,000	95	—	—	—	95
Other comprehensive loss	—	—	—	(167,536)	—	(167,536)
Net loss	—	—	—	—	(5,777,966)	(5,777,966)
Balance at June 30, 2023	5,290,826	$5,291	$77,588,389	$(1,714)	$(58,127,586)	$19,464,380
Stock-based compensation expense	—	—	129,781		—	129,781
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	69,500	70	17,280	—	—	17,350
Other comprehensive loss	—	—	—	1,571	—	1,571
Net loss	—	—	—	—	(4,595,199)	(4,595,199)
Balance at September 30, 2023	5,360,326	$5,361	$77,735,450	$(143)	$(62,722,785)	$15,017,883

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,212,317	$4,212	$68,229,024	$—	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	123,229	—	—	123,229
Issuance of common stock for services	8,334	8	66,992	—	—	67,000
Issuance of common stock, stock options exercised	3,643	4	44,138	—	—	44,142
Net loss	—	—	—	—	(4,640,601)	(4,640,601)
Balance at March 31, 2022	4,224,294	$4,224	$68,463,383	$—	$(34,458,288)	$34,009,319
Stock-based compensation expense	—	—	132,767	—	—	132,767
Net loss	—	—	—	—	(4,639,939)	(4,639,939)
Balance at June 30, 2022	4,224,294	$4,224	$68,596,150	$—	$(39,098,227)	$29,502,147
Stock-based compensation expense	—	—	101,788	—	—	101,788
Other comprehensive income	—	—	—	26,828	—	26,828
Net loss	—	—	—	—	(4,494,563)	(4,494,563)
Balance at September 30, 2022	4,224,294	$4,224	$68,697,938	$26,828	$(43,592,790)	$25,136,200

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(14,850,943)	$(13,775,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170,830	1,681
Stock-based compensation expense	377,899	357,784
Non-cash consulting and marketing fees	17,280	67,000
Non-cash lease expense	—	20,818
Changes in operating assets and liabilities:
Accounts receivable	39,881	96,299
Operating lease right‑of‑use assets	78,553	—
Prepaid expenses and other assets	(208,086)	996,801
Prepaid research and development	770,051	(825,419)
Accounts payable	(416,612)	(308,555)
Operating lease liabilities	(81,244)	—
Accrued expenses and other current liabilities	(540,221)	(449,718)
Deferred revenue	—	23,683
Net cash used in operating activities	(14,642,612)	(13,794,729)

Cash flows from investing activities
Purchases of equipment and improvements	(14,238)	(243,255)
Purchases of investments - marketable securities	(20,629,391)	(20,725,462)
Maturities of investments - marketable securities	34,415,890	—
Net cash provided by / (used in) investing activities	13,772,261	(20,968,717)

Cash flows from financing activities
Issuance of common stock from exercise of stock options	—	44,142
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	8,543,107	—
Repayments of note payable	—	(248,911)
Net cash provided by/(used in) financing activities	8,543,107	(204,769)
Net increase / (decrease) in cash and cash equivalents	7,672,756	(34,968,215)
Cash and cash equivalents at beginning of period	7,188,553	40,750,133
Cash and cash equivalents at end of period	$14,861,309	$5,781,918
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$973
Issuance costs	$1,456,479	$—

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. (the “Company,” “we” or “our”) is a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease ("PD"), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January, 2023, the Company initiated its Phase 2 program for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease. As of the date of this Report, 28 sites are open and actively evaluating prospective trial participants and 20% of the trial has been enrolled.

In March 2023, the Company opened its IND for Risvodetinib (IkT-148009) as a treatment for the orphan disease Multiple System Atrophy or MSA. In October 2023, the Company received Orphan Drug Designation for Risvodetinib (IkT-148009) as a treatment for MSA.

The Company is also developing platform technologies for alternate ways to deliver protein kinase inhibitors in patients. Our first example of this technology is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). Pursuant to its IND, which was cleared by the FDA in August 2022, IkT-001Pro has completed a three-part dose finding/dose equivalence study in up to 66 healthy volunteers (the 501 trial). The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver imatinib equivalent to either 400 mg or 600 mg imatinib mesylate. With the completion of the 501 study, Inhibikase will submit briefing materials to the FDA and seek agreement on the requirements for the New Drug Application (“NDA”) process following the proposed approval path for IkT-001Pro under the 505(b)(2) statute.

2.
Liquidity

The Company has recognized recurring losses. At September 30, 2023, the Company had working capital of $14,808,866 and accumulated deficit of $62,722,785, cash and cash equivalents of $14,861,309, marketable securities of $1,970,260 and accounts payable, accrued expenses and other current liabilities of $2,741,806.

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

The Company may seek to fund its operations through additional public equity, private equity, debt financings, or private foundations, Federal and industry stakeholder grants as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its working capital at September 30, 2023 is sufficient to fund its normal operations into the fourth quarter of 2024.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2022 balance sheet was derived from December 31, 2022 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2023. The condensed unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC, as amended.

On June 30, 2023, we effected a reverse stock split at the ratio of 1 post-split share for every 6 pre-split shares. All common stock, options, warrant amounts, per share information and references have been retroactively adjusted for all figures presented to reflect this split unless specifically stated otherwise.

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

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of our liquidity and working capital adequacy, the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Concentrations of Credit Risk

For the three and nine months ended September 30, 2023 and 2022, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

Estimated Useful Economic Life
Leasehold property improvements, right-of-use assets	Lesser of lease term or useful life
Furniture and office equipment	5 years
Lab equipment	3 Years
IT equipment	3 years

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of the following:

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,743,462	$—	$—	$13,743,462
Total	$13,743,462	$—	$—	$13,743,462

Marketable securities, available-for-sale:
U.S. treasury obligations	$1,970,260	$—	$—	$1,970,260
Total	$1,970,260	$—	$—	$1,970,260

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,304,405	$—	$—	$5,304,405
Total	$5,304,405	$—	$—	$5,304,405

Marketable securities, available-for-sale:
U.S. treasury obligations	$15,861,620	$—	$—	$15,861,620
Total	$15,861,620	$—	$—	$15,861,620

5.
Marketable Securities

Marketable securities consisted of the following:

September 30, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$1,970,403	$—	$(143)	$1,970,260
Total	$1,970,403	$—	$(143)	$1,970,260

December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$15,756,902	$104,718	$—	$15,861,620
Total	$15,756,902	$104,718	$—	$15,861,620

As of September 30, 2023, the Company held one U.S. Treasury debt security that was in an unrealized loss position totaling $143. As of December 31, 2022, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $104,718.

The Company received proceeds of $34.4 million from maturities of marketable securities for the period ended September 30, 2023. The Company received proceeds of $4.96 million from maturities of marketable securities for the year ended December 31, 2022. The Company did not realize any gains or losses from maturities of marketable securities for the period ended September 30, 2023 or the year ended December 31, 2022.

6.
Equipment and Improvements

Equipment and Improvements, net
	September 30,	December 31,
	2023	2022
Furniture and office equipment	$86,930	$72,692
Lab equipment	—	153,668
IT equipment	16,895	16,895
	103,825	243,255
Less: accumulated depreciation	23,885	6,723
Total	$79,940	$236,532

Depreciation expense for three and nine months ended September 30, 2023 was $6,568 and $170,830, respectively, and $1,681 for the three and nine months ended September 30, 2022.

7.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Accrued consulting	$78,910	$232,390
Accrued compensation	645,027	459,997
Accrued research and development	1,134,178	1,696,129
Accrued other	100	9,920
Total accrued expenses and other current liabilities	$1,858,215	$2,398,436

8.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2023, a total of 3,916,003 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering"). The January 2023 Offering consisted of (i) 466,799 shares of Common Stock sold at $5.16 per share, (ii) Common Warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and (iii) Pre-Funded Warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $5.16, all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 67,830 shares of Common Stock with an exercise price of $6.45 and an expiration date of January 25, 2028. Subsequent to September 30, 2023 the institutional investor has exercised their remaining 813,954 Pre-Funded Warrants.

The Company received net proceeds from the January 2023 Offering of approximately $8.6 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement with Piper Sandler & Co. by providing a notice of termination in accordance with the terms of the Equity Distribution Agreement (see Note 10).

In September 2023, the Company issued 12,000 shares of its stock in exchange for digital media consulting services. The fair value of the stock was $17,280 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

9.
Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the nine months ended September 30, 2023, the Company granted 86,669 options with a weighted average strike price of $4.28 to purchase common stock to certain employees and non-employee members of the Board of Directors. Employee options vest annually in 3 equal parts over 3 years, whilst Board of Directors' options vest over 1 year. The Company granted 25,000 performance-based options with a weighted average strike price of $4.44 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $338,741.

During the nine months ended September 30, 2022, the Company granted 76,651 options with a weighted average strike price of $5.80 to purchase common stock to certain employees and non-employee members of the Board of Directors. Employee options vest annually in 3 equal parts over 3 years, whilst Board of Directors' options vest over 1 year. The Company granted 62,500 performance-based options with a weighted average strike price of $6.42 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $542,890.

During the three and nine months ended September 30, 2023 and 2022, no defined performance conditions were probable of being met.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$41,842	$32,817	$120,718	$98,722
Selling, general and administrative	87,939	68,971	257,181	259,062
Total stock-based compensation expense	$129,781	$101,788	$377,899	$357,784

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

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,595,199)	$(4,494,563)	$(14,850,943)	$(13,775,103)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,342,337	4,224,294	5,060,447	4,223,099
Net loss per share applicable to common stockholders – basic and diluted	$(0.86)	$(1.06)	$(2.93)	$(3.26)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Options to purchase shares of stock	835,913	671,347
Warrants to purchase shares of stock	3,080,090	260,319
Total	3,916,003	931,666

12.
Income Taxes

During the three and nine months ended September 30, 2023 and 2022, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

The Company accounts for the Office Lease under the provisions of ASU 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $250,090 at September 30, 2023. The operating lease obligations totaled

$270,043 at September 30, 2023, of which $149,030 is included under current liabilities and $121,013 is included under non-current liabilities. The Company recorded lease expense of $35,296 and $105,887 for the three and nine months ended September 30, 2023, respectively included in selling, general and administrative expenses. The Company recorded lease expense relating to the Office Lease of $35,296 and $105,887 and other short-term payments of $5,788 and $17,364 for the three and nine months ended September 30, 2023, respectively. The Company recorded lease expense relating to the Office Lease of $20,818 and $20,818 and other short-term payments of $5,788 and $43,914 for the three and nine months ended September 30, 2022, respectively, in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of September 30, 2023, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under these leases at September 30, 2023, are presented by calendar year as follows:

Year
2023	$37,258
2024	150,095
2025	114,965
Total lease payments	302,318
Less: imputed interest	(32,275)
Present value of operating lease liabilities	$270,043

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

•	While the FDA has placed no restrictions on our current clinical programs with Risvodetinib (IkT-148009) and IkT-001Pro, we cannot guarantee that restrictions won’t arise in the future;

•	If we are unable to successfully raise additional capital, our future clinical trials and product development could be limited and our long-term viability may be threatened;

•

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, we may never generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable;

•	The wars between Russia and Ukraine and Israel and Hamas could materially adversely affect our business, results of operations, and financial condition;

•	Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus;

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening sites in the U.S. As of the date of this report, 28 sites are open and actively evaluating prospective trial participants. Twenty-four participants have been enrolled, 9 prospective participants are in screening and 16 potential participants are going through informed consents. Five participants have completed the 12 week dosing regimen. Through the pre-qualification questionnaire at ‘the201trial.com’, an additional 201 unique individuals have contacted open clinical sites, the first step in the evaluation process that could lead to enrollment. Monthly site enrollments have increased month-over-month since this patient outreach program was initiated. As such, we believe a more rapid path to enrollment is emerging through the public outreach/awareness campaign led by ‘the201trial.com’ website. The emerging path to complete enrollment has prompted us to take further advantage of this multi-dose study by planning to extend the 201 trial by an additional 12 months, subject to additional financing.

The twelve-week 201 trial is evaluating three doses in participants who have untreated Parkinson’s disease on a staggered schedule and is placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. The recent analysis of 11 patients who participated in the 201 trial prior to the temporary clinical hold imposed by the FDA in 2022, which was lifted in January, 2023, suggested that risvodetinib may be leading to a clinical benefit. These participants were withdrawn from the trial following the FDA’s temporary clinical hold. As detailed at the Movement Disorder Society Congress held August, 2023, the primary functional assessment, a sum of Parts 2 and 3 of the Movement Disorder Society Universal Parkinson’s Disease Rating Scale (MDS-UPDRS Parts II+III) showed an average -8.7 point improvement in the three participants on the 200 mg dose relative to baseline, while 3 placebo participants increased by +1.7 points; this represents an average spread of -10.4 points. A lower (or negative) change relative to placebo of greater than +3 to +6 points might be a measure of improvement. Given the small sample size on this dose, we believe it is premature to conclude a clinical benefit, but this observation reinforces our desire to extend the trial for an additional 12 months to potentially obtain a clearer picture of clinical benefit.

In March 2023, the Company opened its IND for IkT-148009 as a treatment for the orphan disease Multiple System Atrophy or MSA. Our evaluation of Risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Two animal studies are under way, with one model evaluating the ability of Risvodetinib (IkT-148009) to modify disease early in its progression, while the second model evaluating whether Risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. In addition, Risvodetinib recently was granted Orphan Drug Designation by the FDA for the treatment of MSA. We are working to initiate a Phase 2 study in MSA patients in the U.S. and EU, and we are discussing execution of the trial with private foundation, Federal and industry stakeholders in an effort to initiate this trial in the future.

The Company is also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia (SP-CML). IkT-001Pro has completed a three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’). The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate, the standard-of-care drug for SP-CML. As of the date of this report, bioequivalence to 400 mg imatinib mesylate and 600 mg imatinib mesylate has been established for a 600 mg dose and a 900 mg dose of IkT-001Pro, respectively. Adverse events observed in the dose escalation and dose equivalent phases have been mild and none of clinical significance. IkT-001Pro has high oral bioavailability and a pharmacokinetic profile of delivered imatinib that closely matches the exposure of imatinib delivered as imatinib mesylate. The Company is submitting briefing documents to the FDA to reach agreement on the requirements for approval of IkT-001Pro under the 505(b)(2) statute.

A second example of our potential ability to improve drug delivery through formulation development is the tablet formulation of IkT-148009, which we measured to nearly double the concentration of IkT-148009 delivered relative to the same dose previously administered as a gelatin capsule. This provides the opportunity to lower the oral dose which could lead to further safety and tolerability improvements for IkT-148009. The Company plans to introduce the tablet formulation into the 12-month extension study, once implemented, as well as in all future clinical trials.

In our opinion, the multi-decade failures in the treatment of neurodegenerative diseases such as PD result from a lack of understanding of the biochemistry of the disease processes involved. Neurodegeneration is marked by a progressive degeneration and loss of function of neurons which send and receive signals to and from the brain. Historically, the cause of a neurodegenerative disease was thought to be a “plaque” made up of a misfolded and/or aggregated protein(s). Therapeutic approaches, therefore, sought to remove “plaque” from the brain. A “plaque”-focused treatment strategy has failed to alter the course of Parkinson’s disease in two Phase 2 trials that reported results in 2020 and 2021. We believe we are different. We identified the proteins that become dysfunctional in a disease pathway and sought to understand how a dysfunctional protein causes disease and published those results in several high-profile peer reviewed publications. We believe our approach to PD and other neurological diseases has identified the underlying cause of disease and led to an understanding of how individual proteins are linked together to define the disease process. We believe our approach to neurodegenerative disease is validated by our 2022 and 2023 publications and oral presentations at the major academic and industry conferences in Parkinson’s and Alzheimer’s diseases.

Impact of the ongoing military conflict between Russia and Ukraine and the war between Israel and Hamas

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

Further, on October 7, 2023, Hamas, a U.S. designated Foreign Terrorist Organization, launched terrorist attacks against Israel. Israel then declared war on Hamas and there is currently an armed conflict in Israel and the Gaza Strip. The extent and duration of the wars in Ukraine and Israel/Gaza and expanding geopolitical tensions and any resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations.

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

	Three Months Ended September 30,
	2023	2022	Change
PD	$2,671,665	$2,458,275	$213,390
MSA	76,224	45,539	30,685
CML	247,291	323,742	(76,451)
Other research and development expenses	230,371	154,097	76,274
Total research and development expenses	$3,225,551	$2,981,653	$243,898

	Nine Months Ended September 30,
	2023	2022	Change
PD	$6,922,450	$7,352,529	$(430,079)
MSA	255,630	426,250	(170,620)
CML	2,559,294	705,492	1,853,802
Other research and development expenses	877,994	496,556	381,438
Total research and development expenses	$10,615,368	$8,980,827	$1,634,541

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022.

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended September 30,		Change
	2023	2022	($)	(%)
	(unaudited)
Grant revenue	$79,569	$7,291	$72,278	991.3
Research and development	(3,225,551)	(2,981,653)	(243,898)	8.2
Selling, general and administrative	(1,622,894)	(1,538,737)	(84,157)	5.5
Loss from operations	(4,768,876)	(4,513,099)	(255,777)	(5.7)
Interest income	173,677	18,536	155,141	837.0
Net loss	$(4,595,199)	$(4,494,563)	$(100,636)	(2.2)

Grant Revenue

Grant revenue for the three months ended September 30, 2023, increased by $72,278 or 991% to $79,569 from $7,291 in the prior year comparable period. During 2023, the Company continued to focus on advancing its Phase I and II PD clinical trials which were not submitted for grant revenue. Grant revenue for the period consisted of preclinical MSA research activities.

Research and Development

Research and development expenses increased by $243,898 or 8% to $3,225,551 from $2,981,653 in the prior year comparable period. The increase in research and development expenses for the third quarter 2023 was due to the Company's ongoing Phase 2a ‘201’ PD clinical trial costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $84,157 or 6% to $1,622,894 from $1,538,737 in the prior year comparable period. The increase was driven by a net increase in normal selling, general and administrative expenses.

Interest Income

Interest income increased by $155,141 or 837% to $173,677 from $18,536 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022.

Comparison of the Nine Months Ended September 30, 2023 and 2022.

The following table sets forth the significant components of our results of operations:

	For the Nine Months Ended September 30,		Change
	2023	2022	($)	(%)
	(unaudited)
Grant revenue	$260,500	$59,874	$200,626	335.1
Research and development	(10,615,368)	(8,980,827)	(1,634,541)	18.2
Selling, general and administrative	(5,331,358)	(4,872,681)	(458,677)	9.4
Loss from operations	(15,686,226)	(13,793,634)	(1,892,592)	13.7
Interest income	835,283	18,531	816,752	4,407.5
Net loss	$(14,850,943)	$(13,775,103)	$(1,075,840)	7.8

Grant Revenue

Grant revenue for the nine months ended September 30, 2023, increased by $200,626 or 335% to $260,500 from $59,874 in the prior year comparable period. During 2023, the Company continued to focus on advancing its Phase I and II PD clinical trials which were not submitted for grant revenue. Grant revenue consisted of preclinical MSA research activities.

Research and Development

Research and development expenses increased by $1,634,541 or 18% to $10,615,368 from $8,980,827 in the prior year comparable period. The increase in research and development expenses was due to the Company's ongoing Phase 2a ‘201’ PD clinical trial costs.

Selling, General and Administrative

Selling, general and administrative expenses increased by $458,677 or 9% to $5,331,358 from $4,872,681 in the prior year comparable period. The increase was driven by a net increase in normal selling, general and administrative expenses.

Interest Income

Interest income increased by $816,752 or 4,408% to $835,283 from $18,531 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 IPO, we funded our operations primarily through private, state and federal contracts and grants. From our inception through September 30, 2023, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.6 million, respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering, respectively.

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

At September 30, 2023, the Company had working capital of $14,808,866, an accumulated deficit of $62,722,785, cash and cash equivalents of $14,861,309, marketable securities of $1,970,260 and accounts payable, accrued expenses and other current liabilities of $2,741,806.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $62,722,785 at September 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $14,808,866 at September 30, 2023. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We believe that our existing cash resources as of September 30, 2023 will enable us to fund our operating requirements into the fourth quarter of 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we decide to pursue;
•
possible delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(14,642,612)	$(13,794,729)

Net cash provided by / (used in) investing activities	13,772,261	(20,968,717)

Net cash provided by / (used in) financing activities	8,543,107	(204,769)
Net increase / (decrease) in cash and cash equivalents	$7,672,756	$(34,968,215)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2023, totaled $14,642,612, and consisted primarily of a net loss of $14,850,943 adjusted for non-cash stock compensation of $377,899, depreciation and lease expense of $168,139, increase in non cash consulting and marketing fees of $17,280, decrease in accounts receivable of $39,881, decrease in prepaid expenses and other assets of $208,086, increase in prepaid research and development of $770,051, decrease in accounts payable of $416,612, and a decrease in accrued expenses and other current liabilities of $540,221.

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

Cash provided by / (Used in) Investing Activities

Net cash flows provided by investing activities for the nine months ended September 30, 2023 totaled $13,772,261, of which $20,629,391 was used for the purchase of marketable securities investments and $34,415,890 million was provided by maturity of marketable securities.

Net cash flows used in investing activities for the nine months ended September 30, 2022, totaled $20,968,717, of which $243,255 was used for the purchase of equipment and $20,725,462 was used for the purchase of marketable securities investments.

Cash provided by / (Used in) Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2023 totaled $8,543,107, which consisted of net proceeds from issuance of common stock and pre-funded warrants primarily in connection with our January 2023 Offering.

Net cash flows used in financing activities for the nine months ended September 30, 2022, totaled $204,769, which primarily was from the full settlement of the CEO Note on January 3, 2022 offset by proceeds from a stock option exercise.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $270,043, consisting of minimum annual rental obligations of $37,258 for fiscal year 2023, $150,095 for fiscal year 2024 and $114,965 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three and nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2023, the Company issued 12,000 shares of its common stock in exchange for digital media consulting services. All such securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption afforded by Section 4(a)(2) of that Act.

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

Inhibikase Therapeutics, Inc.

Date: November 14, 2023	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ JOSEPH FRATTAROLI
Joseph Frattaroli
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)