Form 10-K
period 2023-12-31
Inhibikase Therapeutics, Inc.
filed 2024-03-27
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock, par value $0.001 per share, (“Common Stock”) held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 30, 2023 (the last business day of the Registrant's most recently completed second fiscal quarter) was $19.1 million. Shares of the Registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of March 15, 2024 was 6,476,844.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report on Form 10-K, or the Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Report. These forward-looking statements speak only as of the date of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. In this Report, unless otherwise indicated, the “Company”, “we,” “us” or “our” refer to Inhibikase Therapeutics, Inc., a Delaware corporation and its subsidiary, IKT Securities Corporation, a Massachusetts corporation.

The sources of industry and market data contained in this financial report primarily include those listed below:

1.
S. Brahmachari, et al., “Activation of tyrosine kinase c-Abl contributes to α-synuclein-induced neurodegeneration.” J. Clin. Invest, 126: 2970-88 (2016).
2.
X. Mao, et al., “Pathological α-synuclein transmission initiated by binding lymphocyte-activation gene” Science, 353 (2016).
3.
The Michael J. Fox Foundation website (www.michaeljfox.org).
4.
The Cure Parkinson’s Trust website (www.cureparkinsons.org.uk).
5.
Parkinson’s Disease Foundation (www.pdf.org), Decisions Resources 2016 Parkinson’s Report.
6.
Jones J.D., et al., “Health comorbidities and cognition in 1948 patients with idiopathic Parkinson’s Disease.” Parkinsonism and Related Disorders, 18:1073-1078 (2012).
7.
Wright Willis, et al., “Geographic and ethnic variation in Parkinson Disease: a population-based study of US Medicare beneficiaries.” Neuroepidemiology, 34:143-151 (2012).
8.
de Rijk, et al., “Prevalence of parkinsonism and Parkinson’s Disease in Europe: the EUROPARKINSON Collaborative Study. European Community Concerted Action on the Epidemiology of Parkinson’s Disease.” J Neurol Neurosurg Psychiatry, 62:10-5 (1997).
9.
Ying Zhao, et al., “Progression of Parkinson’s Disease as Evaluated by Hoehn and Yahr Stage
10.
Transition Times.” Movement Disorders 25:710-716 (2010).

Literature References

1.
J.M. Savitt, V.L. Dawson, T. M. Dawson, Diagnosis and treatment of Parkinson disease: molecules to medicine. J Clin Invest. 116, 1744-1754 (2006).
2.
W. Dauer, S. Przedborski, Parkinson’s Disease: mechanisms and models. Neuron. 39, 889-909 (2003).
3.
M. Goedert, α-Synuclein and neurodegenerative diseases. Nat Rev Neurosci. 2, 492-501 (2001).
4.
M. Goedert, M.G. Spillantini, K. Del Tredici, H. Braak, 100 years of Lewy pathology. Nat Rev Neurol. 9, 13-24 (2013).
5.
V.M. Lee, J. Q. Trojanowski, Mechanisms of Parkinson’s Disease linked to pathological alpha-synuclein: new targets for drug discovery. Neuron. 52, 33-38 (2006).
6.
A.H.V. Schapira, C.W. Olanow, J. T. Greenamyre, E. Bezard, Slowing of neurodegeneration in Parkinson’s Disease and Huntington’s disease: future therapeutic perspectives. Lancet 384, 545-555 (2014).
7.
Werner MH and Olanow CW. Parkinson’s disease modification through c-Abl inhibition: An Opportunity. Mov. Disorder 2022; 37:6-15.
8.
Karuppagounder, et al. The c-Abl Inhibikase Risvodetinib suppresses neurodegeneration in murine models of heritable and sporadic Parkinson’s disease. Sci. Transl. Med. 2023;15:eabp9352.
9.
Marmion, et al. Viral-based rodent and nonhuman primate models of multiple system atrophy: Fidelity to the human disease. Neuro. Biol. Dis. 2021: 148:105184.

PART I

Item 1. Business.

Company Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January, 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening up to 34 sites in the U.S. As of March 22, 2024, 32 sites are open and actively evaluating prospective trial participants. 73 participants have been enrolled, 20 prospective participants are in medical screening and 48 potential participants are being evaluated for suitability to initiate medical screening. Thirty-four participants have completed the 12-week dosing period. As of March 22, 2024, 15 mild and two moderate possibly treatment-related adverse events have been reported across all enrolled patients taking Risvodetinib (IkT-148009). Depending on the timing of the last enrolled patient, results from this trial may be reported in the second-half of 2024. Monthly site enrollments have increased month-over-month since our patient outreach program was initiated. As such, we believe a more rapid path to enrollment is emerging through the public outreach/awareness campaign led by the ‘the201trial.com’ website. The emerging path to complete enrollment has prompted us to take further advantage of this multi-dose study by planning to extend the 201 trial by an additional 12 months, subject to additional resources.

The twelve-week 201 trial is evaluating three doses in participants who have untreated Parkinson’s disease on a staggered schedule and is placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. The recent analysis of 11 patients who participated in the 201 trial prior to the temporary clinical hold issued by the U.S. Food and Drug Administration (“FDA”) in November, 2022, which was lifted in January, 2023, suggested that Risvodetinib (IkT-148009) may have some effect on disease. These participants were withdrawn from the trial following the FDA’s temporary clinical hold. As detailed at the Movement Disorder Society Congress held August 2023, the primary secondary endpoint is a functional assessment comprised of the sum of Parts 2 and 3 of the Movement Disorder Society Universal Parkinson’s Disease Rating Scale (MDS-UPDRS Parts II+III). This sum showed an average -8.7 point improvement in the three participants on the 200 mg dose relative to baseline, while three placebo participants increased by +1.7 points; this represents an average spread of -10.4 points. A lower (or negative) change relative to placebo of greater than -3 to -6 points might be considered a measure of improvement. Given the small sample size on this dose, we believe it is premature to conclude a clinical benefit, but this observation reinforces our desire to extend the trial for an additional 12 months to potentially obtain a clear picture of clinical benefit over a total measurement of 15 months.

In March 2023, we opened our IND for Risvodetinib (IkT-148009) as a treatment for the Parkinson’s-related orphan disease Multiple System Atrophy, or MSA. Our evaluation of Risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Two different animal studies were undertaken to evaluate whether Risvodetinib (IkT-148009) could have an impact on disease in the animal. One model evaluated the ability of Risvodetinib (IkT-148009) to modify disease early in its progression, while the second model is evaluating whether Risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. The second model evaluating Risvodetinib (IkT-148009) late in the disease course is ongoing. In addition, Risvodetinib (IkT-148009) was recently given Orphan Drug Designation by the FDA for the treatment of MSA. We plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving at least 120 patients, and we are presently seeking non-dilutive resources to initiate and execute this trial in its entirety. The proposed Phase 2 study will have primary endpoints in safety, tolerability and efficacy following once daily dosing at two dose levels for 12-months. We plan to submit complementary regulatory documents for Risvodetinib (IkT-148009) to European Union authorities in 2024.

We are also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia, or SP-CML. IkT-001Pro has completed a three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’). The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate. As of the date of this Report, bioequivalence to 400 mg imatinib mesylate has been established to our satisfaction for a 600 mg dose of IkT-001Pro. We further evaluated 600 mg imatinib mesylate and believe that a 900 mg dose of IkT-001Pro is the preferred dose of IkT-001Pro to deliver a dose of imatinib equivalent to 600 mg imatinib mesylate. We studied 800 mg IkT-001Pro and found it to be nearly equivalent to 600 mg imatinib mesylate. We intend to study higher doses of IkT-001Pro to cover the full range of doses approved for imatinib mesylate to treat up to 11 adult and pediatric blood cancers.

On January 19, 2024, members of the Company along with its medical oncology consultants met with the FDA Review Team (the “Review Team”) from the Division of Hematologic Malignancies in a Pre-NDA meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IkT-001Pro provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IkT-001Pro that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are in alignment with the FDA and are initiating the necessary pre-clinical test to evaluate this further to ensure that delivery of imatinib by IkT-001Pro mimics imatinib mesylate in all respects. Finally, a number of recommendations were discussed to prevent the potential mix-up between 001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. To ensure that we meet the manufacturing requirements for approval, we will request milestone-based meetings with the Review Team as we complete the required manufacturing and quality control processes.

A second example of our potential ability to improve drug delivery through formulation development is the tablet formulation of Risvodetinib (IkT-148009), which we measured to nearly double the concentration of Risvodetinib (IkT-148009) delivered relative to the same dose previously administered as a gelatin capsule. This provides the opportunity to lower the effective oral dose, which could lead to further safety and tolerability improvements for Risvodetinib (IkT-148009). The Company plans to introduce the tablet formulation into the 12-month extension study, once implemented, as well as in all future clinical trials.

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

To increase the probability of success, we are making parallel investments in several product candidates and back-up candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. By developing a portfolio of product candidates across therapeutic indications, we can continuously apply learnings and tools across programs and leverage economies of scale in our research and development organization. Our target indications include diseases with large patient populations, such as PD, as well as orphan indications, such as, Multiple System Atrophy and Chronic Myelogenous Leukemia.

We currently have worldwide commercialization rights to all of our development programs and IP protection until 2033 for IkT-001Pro and 2036 for Risvodetinib (IkT-148009). Additional filings could extend this period of exclusivity longer.

RAMPTM: Our Reengineering Approach with Metabolism Preserved

Our candidate portfolio relies on our medicinal chemistry design approach which evaluates the human pharmacology of an approved drug and uses the approved drug as a template on which to base a novel drug design. Key to this proprietary process is the reproduction of the metabolism of the template in the new molecule. By preserving the metabolic process and generating metabolites in the new molecule that match the metabolites of the template, we believe the safety profile of the new molecule will be nearly the same as the template. We believe the safety profile will be the same because most side effects arise from the chemical structure, i.e., the drug’s selectivity for the target and the metabolites of the drug. When the metabolites of the template and the new molecule chemically match, there is a high likelihood that the safety profile of the new molecule will be similar to or the same as the safety profile of the template. We validated this was the case for Risvodetinib (IkT-148009), our lead molecule for PD and related disorders, which used imatinib as a design template. Imatinib is the active ingredient in the anti-cancer drug Gleevec®, whose side effect profile linearly correlates with its oral dose. With metabolite matching between Risvodetinib (IkT-148009) and imatinib, we believe we can take advantage of the linear correlation between side effects and oral dose because Risvodetinib (IkT-148009) is 25-fold more potent than imatinib against its therapeutic target, predicting a dose that will be lower than the standard dose of imatinib (400 mg) and predicting a human safety profile that is expected to be no worse than that of imatinib. While the clinical data is still preliminary for Risvodetinib (IkT-148009), Risvodetinib (IkT-148009) appears to have a more favorable safety and tolerability profile than the template used to design it.

Our Portfolio

Risvodetinib: Our product candidate for Parkinson’s Disease and related alpha-synuclein disorders

Market and Commercial Opportunity

Parkinson’s disease (PD) is the second most prevalent neurodegenerative disorder, affecting 900,000 to 1,300,000 persons in the United States, with 90,000 new cases and 38,000 deaths annually with an average age of onset of 60 years of age. In addition to the 60,000 new cases each year, thousands of cases are thought to go undetected. Worldwide, there could be as many as 10,000,000 cases of PD. By 2030, PD drug treatment costs are expected to exceed $12.2 billion. The country with the highest- diagnosed prevalence of PD is the U.S. PD tends to be a disease of men, with a nearly 2:1 ratio of men:women among patients diagnosed with this disease. A particular challenge to the treatment of Parkinson’s patients are their comorbidities, which include arthritis, cardiovascular disease, psychoses and dementia. Since our products would be used to treat PD and its GI complications, we believe we have multiple opportunities to achieve commercial success in several treatment areas in this market.

c-Abl inhibition as a treatment focus in PD and related diseases.

PD is a progressive disorder characterized by tremors, rigidity, difficulty in walking and an inability to maintain one’s posture or keep oneself from falling.1, 2 Pathologically, PD is characterized by degeneration of neurons in an area of the brain near the brainstem, coupled with the clumping and accumulation of misfolded proteins in cell bodies known as Lewy bodies (LBs)3,4,5. The clinical and pathologic features of PD affect other areas of the brain in addition to the brainstem, resulting in a widespread pathology that is not adequately controlled with dopamine-replacement (i.e. levodopa) therapy.6 Manifestations of PD include falling, freezing, neuropsychiatric disorders, GI complications, sensory problems, and cognitive impairment with dementia.6 PD is initiated by a dysfunctional protein known as alpha-synuclein. In its dysfunctional form, alpha-synuclein is aggregated and likely to be misfolded, which alters its physiological properties in the body. Dysfunctional alpha-synuclein, when taken up by a neuron, starts a cascade of events that are illustrated in Fig. 1.7

Fig. 1: The Biochemistry of Parkinson’s Disease Initiation and Progression and How to Disrupt It

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

Risvodetinib (IkT-148009) for neurodegenerative disease

Prophylactic and Therapeutic Efficacy of Risvodetinib (IkT-148009)in Murine Models of Human Parkinson’s disease

In 2023, we published the outcomes of a series of studies demonstrating that Risvodetinib (IkT-148009) can prevent neurodegeneration in animal models of acute neurotoxicity, and can therapeutically treat Parkinson’s in animal models of inherited or sporadic disease.8 As illustrated in Figure 2, oral, 1x/day treatment with doses of Risvodetinib (IkT-148009) that are the same doses as proposed to be given humans halts disease progression, blocks neurodegeneration and restores lost function while simultaneously clearing the underlying alpha-synuclein pathology from the affected tissue.

Fig. 2: Therapeutic outcomes of once daily Risvodetinib therapy in murine models of human Parkinson’s disease8

Clinical Development of Risvodetinib (IkT-148009)

Risvodetinib (IkT-148009) has been evaluated in single dose studies between 12.5 mg and 325 mg given once daily to older and elderly healthy adults aged 45-70 and in 7-day repeat dose studies between 12.5 mg and 200 mg given once daily to older and elderly healthy adults as well as to participants with Parkinson’s disease who remained on their anti-Parkinsonian medications. A total of 36 adverse events were observed across 119 individuals, just 12 that could have been treatment related to Risvodetinib (IkT-148009) were reported. All adverse events seen were mild in severity and none of clinical significance. With dosing durations of up to 12 weeks once daily, Risvodetinib (IkT-148009) appears to be safe and well-tolerated for the doses and treatment durations evaluated to date. Risvodetinib (IkT-148009) has not induced cardiovascular, hematological or gastrointestinal side effects of any significance and does not exacerbate orthostatic hypotension common to Parkinson’s disease nor does it induce QTcF prolongation effects common to many protein kinase inhibitors.

Pharmacokinetically, the maximum plasma concentration or Cmax, and the Area Under the time-Concentration curve (AUC) increases linearly with dose, but these increases are less than dose proportional above 75 mg once daily. Risvodetinib (IkT-148009) has a long half-life (≈ 24 hrs), does not accumulate on repeat dosing and reaches steady-state above 50 mg on the first dosing day. The therapeutic dosing range was established by comparison of the steady-state Cmax and AUC observed in efficacy animals to the pharmacokinetics of single and multiple doses given once daily to human beings. This comparison established the therapeutic dosing range to be 50 mg to 200 mg and formed the basis for the doses being explored in the ongoing Phase 2 trial, known as the 201 Trial in Untreated Parkinson’s disease.

The 201 Trial is a two part study in which participants in Part 1 with untreated Parkinsons’ disease will be administered 50, 100 or 200 mg Risvodetinib (IkT-148009) or placebo once daily for 12 weeks. In animal model studies, functional recovery was rapid, with recovery in the gastrointestinal tract within 4 weeks and recovery in the brain within 8 weeks, supporting the use of 12 weeks as the initial clinical evaluation period for therapeutic evaluation in the 201 Trial.8

The planned Part 2 of the 201 Trial is a 12 month extension study in which the participants on placebo will be switched to the 200 mg dose and all other participants will stay on the same dose as they were during Part 1. The blind will be maintained for all participants and clinicians through both parts. The design will satisfy the need to demonstrate 3 month safety/tolerability in this patient population before launch into long-term studies, while simultaneously evaluating a hierarchy of 15 measures of motor and non-motor function in the brain and gastrointestinal tract to evaluate clinical benefit. During the 12-month extension study, clinical benefit will continue to be measured quarterly, resulting in 15 months of measures of clinical benefit. We project that the 12 week period will be fully enrolled before the end of the third quarter, 2024 or earlier. The planned Part 2 of the 201 Trial will initiate once adequate resources are secured.

The expansion of the 201 Trial to the 12 month extension study is supported, in part, by the outcomes measured in 11 patients (8 active, 3 placebo) measured in untreated Parkinson’s disease for up to 11 weeks in the participants pulled from the trial following a temporary FDA stoppage of the 201 trial in 2022 (Table 1).

Table 1: Measure of therapeutic outcomes of once daily Risvodetinib therapy in participants with Parkinson’s disease up to 11 weeks.

	Mean Change from Baseline @ 4 weeks				Mean Change from Baseline @ End of Study
Assessment	50 mg N=3	100 mg N=2	200 mg N=2	Placebo N=3	50 mg N=3	100 mg N=2	200 mg N=3	Placebo N=3
PGI-S	-0.33	[0]	-1	-0.33	[0]	[0]	[0]	-0.33
CGI-S	0.33	-0.5	-2	-0.33	0.33	-2	-0.67	-0.33
PDQ-39	-1	[0]	-3.5	-8.3	-0.67	[0]	-1.67	ND
UPDRS II	-0.33	[1]	-0.33	-0.66	-0.33	[0]	-4.33	[0]
UPDRS III	0.33	-1	-4	-0.33	[2]	-1.33	-4.33	1.7
II + III	[0]	[0]	-4.3	-0.99	1.67	-1.33	-8.67	1.7
NMSS	-1.33	-2	-0.5	0.66	-3.67	-1	[1]	[0]
S&E ADL	[0]	[0]	-5	6.7	[0]	-5	-3.33	3.33
ESS	ND	ND	ND	ND	-0.33	-0.5	1.67	-1

1PGI-S: Patient Global Impression of Severity; CGI-S: Clinician Global Impression of Severity; PDQ-39: 39 question Parkinson’s Disease Questionnaire; MDS-UPDRS: Movement Disorder Society Universal Parkinson’s Disease Rating Scale Parts I, II, III and II+II; NMSS: Non-motor symptom score; S&E ADL: Schwab & Englund Activities of Daily Life Scale; ESS: Epworth Sleepiness Scale

In August 2023, we presented an analysis of the primary and secondary endpoints performed on these eleven participants at the Movement Disorders Society Congress. Eight participants were on active drug (three at 50 mg, two at 100 mg and three at 200 mg) and three were given placebo. The primary endpoints were safety and tolerability and no participant experienced any clinically significant adverse events. We also detailed changes in the functional assessments of motor and non-motor features using a hierarchical analysis of fifteen secondary endpoints. The study required medical professional evaluation of non-motor function, such as activities of daily living, using the MDS-UPDRS Part 2 score and evaluated motor function using the MDS-UPDRS Part 3 score. The sum of these scores is the top functional readout in the hierarchy. Clinical improvement might be concluded if the End of Study score is lower by more than -3 to -4 points relative to the baseline score. Lowering the score (i.e. a negative change) relative to baseline or in comparison to placebo might be considered an improvement.

At the End of Study timepoint, participants administered the 200 mg dose had a combined Part 2 and Part 3 score that was lower by an average of -8.7 points. By contrast, the combined placebo score increased by an average of +1.7 points, a -10.4 point spread between actively treated versus placebo participants. Patients administered 50 or 100 mg experienced an average change of +1.7 and -1.3 points, respectively, for the combined score. An additional measure of non-motor features of disease utilized the Schwab & England Activities of Daily Life Scale (the S&E scale). The S&E scale was reduced for the 200 mg group by an average of -3.3 points relative to baseline, while the placebos had an average score increase of +3.3 points, a 6.6 point spread between the actively treated participants and the placebos; the 50 mg dose showed no effect for this measure while the 100 mg dose was on average -5.0 points lower relative to baseline. Lowering the score (i.e., a negative change) relative to baseline or in comparison to placebo might be considered a clinical improvement.

The 201 trial implements a number of novel assessments unique to us. First, we are simultaneously evaluating restoration of function in the brain and gastrointestinal tract, the first company to evaluate treatment benefit comprehensively in this patient population. We will also evaluate the ability to clear the underlying protein pathology of alpha-synuclein aggregation coincident with clinical benefit, just as we showed for the first time in our animal model studies of Risvodetinib (IkT-148009).8 The clearance of alpha-synuclein aggregates will be evaluated from peripheral nerves in the skin using three different skin biopsy locations on the body. We will also evaluate protein aggregate clearance from the use of so-called seed-amplification assays in the blood and spinal fluid, which may include a novel reagent developed by us that can specially monitor target-engagement using a new monoclonal antibody that recognizes the phosphorylated Tyr39 form of pathological alpha-synuclein.

IkT-001Pro: Validating our prodrug technology in stable phase Chronic Myelogenous Leukemia (CML)

Market and Commercial Opportunity

IkT-001Pro is the first application of our prodrug technology that seeks to improve the oral absorption, reduce GI side effects and enhance the safety of active pharmaceutical ingredients. IkT-001Pro is a prodrug of the anti- cancer agent imatinib, an FDA approved treatment for certain blood and stomach cancers. We plan to seek approval from the FDA for IkT-001Pro in stable phase CML as an orphan indication. In 2016, imatinib became generic and up to fourteen companies have been approved to sell generic imatinib in the U.S. Sales for generic imatinib were approximately $330 million per year across the retail counter, indicative of a potentially robust commercial market for IkT-001Pro.

In non-human primates IkT-001Pro displayed up to a 3.4-fold higher NOAEL relative to imatinib. This suggests that IkT-001Pro could reduce some side effects common to imatinib therapy for blood and stomach cancers in patients. As a consequence, we believe we have an opportunity to compete with generic imatinib sales in the U.S. market if IkT-001Pro completes clinical development and is approved by the FDA. To achieve this commercial goal, we will require implementation of an appropriate commercial strategy for prescribers, pharmacy benefit managers and payors. Primary research to validate our strategy with pharmacy benefit managers and payors suggests a commercial path exists, passing through generic imatinib. IkT-001Pro, if approved, could also compete for market share from other first line therapies for CML. One of the approved indications for Nilotinib (marketed as Tasigna®), for example, is for treatment of CML in patients that are imatinib intolerant. Nilotinib’s label indicates it has serious cardiovascular adverse events. For those patients whose imatinib-intolerance arises from on-dosing side effects, we believe they would elect to take IkT-001Pro might be viewed as an alternative therapy if IkT-001Pro is shown to relieve those side effects in clinical trials and approved by the FDA.

Development Strategy for IkT-001Pro

CML is a proliferation of myeloid cells in the bone marrow with an incidence of 1 – 2 cases per 100,000 persons, and accounts for approximately 15% of newly-diagnosed cases of leukemia in adults. Prevalence of this disease has steadily grown over the past decade, with nearly 200,000 patients projected to be afflicted with this disease by 2050. Pathogenesis of CML is linked to a mutation in the c-Abl gene, referred to as BCR-Abl. BCR-Abl is a form of the c-Abl protein kinase that is always in the “on” state, and accounts for excessive accumulation of myeloid cells in the bone marrow and blood that is associated with leukemia. Inhibition of BCR-Abl with imatinib suppresses tumor growth. In clinical practice, imatinib is very successful at suppressing tumor growth with an 81% event-free survival rate and a 93% overall survival rate. However, 8-year follow-up studies revealed that only 55% of patients remained on therapy at 8 years, indicating that treatment failure grew over time. Treatment failures occur for a variety of reasons. We believe failure to adhere to the daily treatment regimen makes a significant contribution to treatment failure for imatinib therapy. For example, nearly 50% of patients experience nausea, diarrhea and vomiting that are not well managed. Missing more than 5 days of therapy in the first 12 months of treatment reduces the likelihood of reaching cure at the end of the fourth year of treatment by nearly 25%. Thus, while imatinib remains the medication of choice for CML, we believe that GI distress and other on-dosing side effects of imatinib therapy degrade patient adherence and lead to substantial additional medical costs, which can reach $100,000 per patient in the U.S. One of the key objectives for IkT-001Pro is to restore all patients to 100% treatment compliance by suppression of the GI and other on-dosing side effects for both branded and generic imatinib.

Clinical Development Strategy for IkT-001Pro in stable phase CML

As previously discussed, the ‘501’ trial evaluated the dose of IkT-001Pro equivalent to 400 mg or 600 mg imatinib mesylate. Further pre-clinical comparative studies of kT-001Pro and imatinib mesylate absorption in the gut and possibly clinical studies to evaluate doses of IkT-001Pro equivalent to as much as 800 mg imatinib mesylate are ongoing and/or planned to complete the clinical evaluation of IkT-001Pro as an alternative treatment for CML. The statutory requirements for manufacturing and quality control are being initiated as we begin to prepare an NDA package for consideration of FDA approval.

Clinical and Research Phase Programs in Other Neurological Diseases

Our RAMPTM medical chemistry program has also identified additional development opportunities for other neurological diseases which includes Multiple System Atrophy. MSA is a rare form of Parkinsonism characterized by a progressive multi-organ failure syndrome driven by the formation of alpha-synuclein aggregates in oligodendroglial cells as opposed to the formation of these aggregates in neurons as they are found in PD. MSA afflicts 15,000 to 50,000 people in the United States, is considered an orphan disease, and these patients do not respond to the anti-Parkinsonian medications frequently given to patients with PD. This dramatically simplifies the development trajectory if the MSA patients can be identified early enough to induce a clinical benefit.

In 2022, we published evidence from post-mortem analysis of the brain tissue of MSA patients that c-Abl activation is occurring in the MSA brain and that alpha-synuclein aggregates are being modified by c-Abl.9 We showed the same in mouse, rat and non-human primate models of MSA. In 2023, we presented data at the MDS Congress showing that in a mouse model of MSA, we could halt disease progression and suppress neurodegeneration. When we did so in the model, we substantially reduced alpha-synuclein aggregates in the affected tissue.

Our evaluation of Risvodetinib (IkT-148009) in MSA has been benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Given the outcomes of the MSA animal studies, we plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving at least 120 patients. The proposed Phase 2 study will have primary endpoints in safety and tolerability and secondary endpoints in MSA efficacy following once daily dosing at two dose levels for 12-months. The proposed Phase 2 study will be benefited from a 10,000 patient registry of well-characterized patients that are poised for clinical trial entry. If the Phase 2 study proceeds, we currently intend to use non-dilutive capital to fund it. In 2023, we received orphan designation for Risvodetinib (IkT-148009) as a treatment for MSA.

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

Dr. Werner is joined by Terence Kelly, Ph.D., a 20-year veteran of medicinal chemistry at Boehringer-Ingelheim, and Dr. Surendra Singh who has extensive experience in process scale and commercial manufacturing of drug substances. We have engaged Clintrex Research Corporation, who is led by Karl Kieburtz, M.D. and Warren Olanow, M.D., two of the leading clinical investigators in neurodegenerative disease. Warren Olanow, MD is now the Company’s principal medical consultant. Andrew McGarry, MD (Clintrex) is our clinical trial medical monitor and our internal medical team running clinical operations, project planning and finance round out the Company’s expertise across all business disciplines. For more information regarding our management, see the section titled “Management”.

Collaborations are central components of our strategy to build and advance our pipeline of product candidates. Through NIH research grants awarded to Dr. Werner, we have subcontracted research projects in the biochemistry of neurodegeneration to Johns Hopkins University, Arizona State University, the University of Bordeaux and the Vienna (Austria) Medical University. In oncology, we have subcontracted research work in the past with the University of California, San Francisco and the CML Consortium and consult with clinicians at the Memorial Sloan-Kettering Cancer Center and the Medical College of Wisconsin. Our research endeavors have been validated by private and public granting agencies, to include the Michael J. Fox Foundation, and the National Institute of Neurological Disease and Stroke, the National Cancer Institute and the National Institute of Allergy and Infectious Disease. We believe that accessing external innovation is important to our success and we plan to remain active in accessing external innovation through business development activities and awarding of private, state and federal grants through institutions such as NIH and DoD.

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
•
Delivering neurodegenerative treatments as a prodrug to improve pharmacology and safety: A prodrug is a compound that, after administration, is metabolized by the body into a pharmacologically active drug. Our prodrug technology has been shown in animal models to suppress GI and other adverse events commonly associated with oral kinase inhibitors and improve drug absorption from the GI tract. We believe this technology enhances drug distribution into the target tissues, which we believe may improve safety and tolerability of our kinase inhibitors for neurodegenerative and other diseases. We must demonstrate any safety benefit using this prodrug technology in clinical trials in consultation with the FDA.

We believe that the application of these principles will significantly increase the probability of our success and will shorten the time required to bring effective therapeutics to patients with neurodegenerative and other diseases.

Drug discovery and Delivery Technologies

Engineering Small Molecule Brain Delivery

Our RAMPTM drug discovery program used imatinib as a template to design and discover a family of novel chemical entities with high potency against c-Abl, leading to Risvodetinib (IkT-148009). We showed in preclinical models that a subset of the molecules that we discovered using RAMPTM were more brain penetrant than imatinib. We believe the specific modifications in the more brain penetrant RAMPTM molecules sterically hinder engagement of transporters that could suppress accumulation of drug in the brain. Thus, we believe RAMPTM could be further applied to predicting and developing next generation molecules with enhanced brain penetration without compromise of c-Abl inhibition. As part of our ongoing research and development effort, we have increased the ability to penetrate the blood-brain barrier by as much as 5-fold in preclinical models, enabling direct treatment in the brain following oral administration.

Enhance drug absorption through a prodrug technology

In addition to the design principles, we have also deployed to develop c-Abl inhibitors capable of maintaining therapeutic concentrations in the brain, and we have also developed a delivery technology that suppresses GI side effects that occur on dosing with medications in this class. Using the anti-cancer agent imatinib as a prototype, we believe that we have shown that formation of a carbonate-linked prodrug enables absorption of the active ingredient without induction of GI side effects, resulting in an increase in the NOAEL by 3.4-fold relative to imatinib alone in non-human primates. The active ingredient we believe is more efficiently absorbed into the blood using this approach, which results in achieving therapeutic exposures with less drug administered. Since GI side effects can be common for drugs in this class and often discourage adherence to therapy, we believe this approach could be applied to any of the drugs we currently are developing for treatment of CNS disease and could be used to improve existing therapeutics in cancer as differentiated generics.

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
•
In February 2019, we submitted two INDs for the application of Risvodetinib (IkT-148009) in neurodegenerative disease to the FDA. One IND was for treatment of Parkinson’s disease and the second IND is for the treatment of GI complications in Parkinson’s patients.
•
In March 2019, the FDA cleared the first IND in human study to commence in elderly healthy volunteers for Risvodetinib (IkT-148009). First dosing of patients for treatment of PD commenced on February 16, 2021. Clinical development of Risvodetinib (IkT-148009) for the GI complications in PD patients will cross-reference the first human study of Risvodetinib (IkT-148009) for the treatment of PD.
•
In September 2019, the National Institute of Neurological Disease and Stroke, an Institute of the National Institutes of Health, awarded us $3,100,838 to further advance our novel c-Abl inhibitor Risvodetinib (IkT-148009) into chronic pivotal toxicology studies for Parkinson’s disease and related disorders.
•
In December 2020, we completed an Initial Public Offering of 1,800,000 shares of our Common Stock for $10.00 per share.
•
In February 2021, we initiated dosing of Risvodetinib (IkT-148009) in a Phase 1 trial enrolling older and elder healthy volunteers to measure the safety, tolerability and pharmacokinetics of our drug in patients of a similar age range as Parkinson’s patients.
•
In April 2021, we accelerated our Phase 1 trial to initiate Multiple Ascending Dose cohorts and began the process of incorporating Parkinson’s patients into these dosing cohorts.
•
In June 2021, we completed a follow-on offering of 15,000,000 shares of our Common Stock for $3.00 per share.
•
In September 2021, we were awarded $385,888 from the National Institutes of Health to evaluate our novel c-Abl inhibitor Risvodetinib (IkT-148009) in an animal model of Multiple System Atrophy.
•
In May 2022, we commenced a Phase 2a trial of Risvodetinib (IkT-148009) in patients with untreated Parkinson’s disease.
•
In August 2022, we filed our IND application for IkT-001Pro to commence clinical development for the treatment of Stable-phase CML.
•
In September 2022, we filed our IND application for the application of Risvodetinib (IkT-148009) to commence clinical development of Risvodetinib (IkT-148009) in Multiple System Atrophy (“MSA”).

•
In November 2022, we received a full clinical hold from the FDA on Risvodetinib (IkT-148009) programs in PD and MSA.
•
In December 2022, we filed our Complete Response to the clinical hold on Risvodetinib (IkT-148009) in PD with the U.S. FDA.
•
In January 2023, we received notice of the lifting of the clinical hold on Risvodetinib (IkT-148009) in PD.
•
In January 2023, we completed a registered direct offering and raised gross proceeds of $10,000,000 through the sale of our Common Stock and Common Stock equivalents and warrants.
•
In March 2023, we received notice of the lifting of the clinical hold on Risvodetinib (IkT-148009) in MSA.
•
In June 2023, we executed a 1-for-6 reverse split of the Company’s common stock.
•
In October 2023, we received Orphan Drug Designation for Risvodetinib (IkT-148009) as a treatment of MSA.
•
In February 2024, we filed an At The Market (ATM) prospectus with the U. S. Securities and Exchange Commission.

Regulatory and Clinical Experiences

From September 2014 through September 2016, we conducted two non-interventional clinical studies to inform our research on the risk, development, and treatment of Progressive Multifocal Leukoencephalopathy, or PML. The results of one of the studies was published in the Journal of Neurovirology.11 In 2016, the FDA permitted protocols allowing us to conduct clinical trials with the use of non-Inhibikase marketed products to treat PD. We did not conduct these studies based on our decision to pursue development of Risvodetinib (IkT-148009). In February 2021, we began our Phase 1 trial of Risvodetinib (IkT-148009) in older and elderly healthy volunteers to initiate clinical development of our lead candidate for Parkinson’s and related disorders, which advanced into Phase 2 studies in 2022. In October 2022, an Investigational New Drug Application (“IND”) to expand use of Risvodetinib (IkT-148009) into the Parkinson’s-related disease MSA was filed with the FDA. On November 7, 2022, following review of the IND for Risvodetinib (IkT-148009) as a treatment for MSA, the FDA notified us that it was placing the Risvodetinib (IkT-148009) programs for Parkinson’s disease and MSA on clinical hold. The FDA lifted the full clinical hold in January 2023 for the Parkinson’s programs and in March 2023 for the MSA program.

In 2022, we commenced clinical development of IkT-001Pro, completed studies of bioequivalence to imatinib mesylate and, in 2023, discussed the parameters for approval with the FDA.

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

Since 2009, we have received six grants from the NIH totaling $10,053,365, to support the development of the RAMPTM drug discovery process and the application of the output of RAMPTM to therapeutic indications in neurodegenerative disease and infectious disease. Since 2017, we have received two grants from the NIH totaling $2,286,778, to support the development of the Company’s prodrug platform and oncology applications. Since 2021 we received one grant from NIH totaling $385,888 to support our evaluation of Risvodetinib (IkT-148009) in an animal model of MSA. Under these NIH grants, we must disclose to the Federal government the research methods and outcomes of our research endeavors and patent rights and are subject to the government’s march-in rights as they relate to intellectual property. As part of our reporting requirement, we must conduct independent audits of expenditures and file the outcomes of these audits with the NIH and the Department of Health and Human Services. These grants do not carry a payback provision unless there is a material breach or other transgression as it relates to use of funds. To date, we have not been found to have breached the terms of any NIH grant.

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

Material Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement, or the Sphaera Agreement, with Sphaera Pharma Pte. Ltd., or Sphaera, to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its preexisting intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, we have the exclusive right to commercialize thirteen of the twenty-four linkers detailed in the filed patent applications, collectively, the Company Compounds, including the linker attached to imatinib that comprises IkT-001Pro with the remaining nine linkers owned by Sphaera, collectively, the Sphaera Compounds. Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless we abandon the Company Compounds. We have notified Sphaera that we do not intend to abandon the Company Compounds. We do not currently have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound that has been abandoned by the other party for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound. In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company.

As consideration for its services, Sphaera has received a fixed fee of $160,000 and may be entitled to certain milestone payments, none of which have yet to have been reached, and single-digit royalty payments of a percentage of annual net sales and sublicenses were a compound covered by this agreement ever commercialized:

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

Clinical Research Organization Agreements

We work with several clinical research organizations for execution of clinical trials includes medical, analytical and pharmacy support services along with clinical research management and data handling according to a statistical analysis plan. Our clinical development team is formed, in part, by two physicians and a clinical research manager employed by Clintrex Research Corporation and under contract to us, who have specialized expertise in clinical trial development and execution for Parkinson’s Disease research.

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

Sponsored Research Agreements

We regularly enter into agreements with academic and research institutions under which the institution agrees to perform certain testing and research for us in exchange for incremental fee payments, or the Sponsored Research Agreements. These Agreements allow us to explore the potential utility of our compounds for therapeutic indications we wish to pursue. We have previously entered into Sponsored Research Agreements with Johns Hopkins, University of Massachusetts Medical School — Worcester Campus and Louisiana State University, Shreveport, and Arizona State University, collectively the Institutions. The scope of work of these Sponsored Research Agreements is derived from the associated grants, in which the sponsored project is a subcontract to the main grant in which the Company is the primary party and Dr. Werner is the principal investigator. Incremental fee payments are due to the Institutions on a monthly or quarterly basis, and certain payments depend on the completion by the Institutions of testing and research milestones. The Sponsored Research Agreements contain estimated completion dates which may be extended by written agreement of the parties. Each Sponsored Research Agreement may be terminated by either party on 30 days written notice, and upon termination we must reimburse the applicable Institution for all costs and reasonably incurred financial commitments, regardless of which party initiates the termination. Under the Sponsored Research Agreements, we retain all rights, title and interest in any information designated as purchaser property, as defined in the Sponsored Research Agreements. We own exclusively, and retain all right, title and interest in and to, our property provided as part of any Sponsored Research Agreement. Any and all of our property remains our sole property and will be used by an Institution solely in performing the research contemplated in the Sponsored Research Agreement. The relevant Institution retains all right, title and interest in and to its inventions, discoveries, material and improvements, that were in existence prior to execution of a Sponsored Research Agreement. The relevant Institution does not acquire rights in our compounds as a result of sponsored research. We are not required to license any rights related to our compounds as a result of sponsored research and we own the results of sponsored research without restriction on their use.

Manufacturing

We believe it is important to our business and success to have a reliable, high-quality preclinical and clinical drug supply.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract manufacturers, or CMOs, to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including AgNo Pharmaceuticals, LLC and PepTech Corporation, both in China, and we have contracted for cGMP manufacturing in the United States with STA Pharmaceutical US LLC and STA Pharmaceuticals Co., Ltd., both subsidiaries of WuXi AppTec Co., Ltd., which is based in China. We have contracted solid dosage formulations of Risvodetinib (IkT-148009) and IkT-001Pro with STA Pharmaceuticals, Ltd. in China and with Emerson Pace Laboratories in the United States, respectively.

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

Our product candidates for treatment of neurodegenerative diseases will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Historically, approved treatments for PD and related neurodegenerative disorders treat the symptoms of such diseases rather than halting or slowing the progression of the disease. We are not in the business of treating symptoms of disease. We intend to halt or slow the progression of the disease, which is known as disease modification and our product candidates are intended to modify disease. We believe that our product candidates, if approved by regulatory agencies in the U.S. and abroad, will compete with other potential therapies intended to halt or slow the progression of neurodegenerative disease that are being developed by a number of companies and institutions. Companies developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as Biogen, Inc., Neuropore Therapies, Inc., Bristol Meyers Squibb, Roche Holdings AG, Prothena Corporation plc, Sanofi S.A., Takeda Pharmaceutical Co. Ltd., UCB, S.A., Denali Therapeutics Inc., Sun SPARC, 1st Biotherapeutics and AbbVie Inc. Denali Therapeutics Inc. and Eli Lilly and Company are pursing treatments for specific genetic defects that could prevent onset of disease or affect progression in Parkinson’s patients. In addition, a number of companies have developed c-Abl inhibitors for oncology and any one of them could be in possession of an inhibitor that could be used for clinical development for neurodegenerative diseases. These include Novartis AG, Bristol-Meyers Squibb Company, Boehringer-Ingelheim GmbH and GlaxoSmithKline plc. Two companies, Sun Pharma Advanced Research Company Ltd. (SPARC) and 1st Biotherapeutics, Inc., have initiated clinical studies with proprietary c-Abl inhibitors for PD using molecules initially developed for treatment of blood cancer(s). In addition, we believe Botox® coupled with physical therapy is being explored in physician-led trials for neurogenic constipation, but we are not aware of any formal development programs by other companies.

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

As of the date of this Report, our patent portfolio included: (i) nine issued patents and two pending patent applications in the United States and (ii) eleven issued foreign patents and four pending foreign patent applications. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

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

Two families of patents and applications cover compositions of matter for IkT-148009 and IkT-01427, the IkT-148x portfolio, and methods of use relating to those compositions. Patents issuing from the applications in these families, if granted, will expire between 2036 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future. These families include seven issued U.S. patents and two pending U.S. patent applications. The issued U.S. patents, U.S. Patent No. 9,828,370, U.S. Patent No. 10,118,923, U.S. Patent No. 10,316,031, U.S. Patent No. 10,344,027, U.S. Patent No. 10,906,896, U.S. Patent no. 11,407,747, and U.S. Patent no. 11,725,005, will expire in 2036, not including any potential patent term extensions, and include claims that cover compositions of matter for IkT-148009 and IkT-01427, as well as claims that cover methods of using those compositions to treat certain cancers and certain infectious diseases. Outside the U.S., these families include issued patents in Japan, Australia, and Canada, and pending patent applications in Japan, Canada, and Europe. These families are solely owned by us.

In addition to patent protection, we also rely on trade secrets, know how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, directors, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us or serving as a member of our board of directors. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors — Risks Related to Our Intellectual Property.”

The patent positions of pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office (the “USPTO”) to determine priority of invention. For more information, see “Risk Factors — Risks Related to Our Intellectual Property.”

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
•
performance of adequate and well-controlled human clinical trials in accordance with cGCPs requirements to establish the safety and efficacy of the proposed drug product for each indication;
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

Employees and Human Capital Resources

As of the date of this Report, we had eight full-time employees, one part-time employee and five contractors, six of whom collectively comprise our management team. All but one of these individuals holds a Ph.D. or an M.D. Our employees and contractors are located in Lexington, Massachusetts, Connecticut and Atlanta, Georgia. None of our employees is represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Trademarks

We use Inhibikase Therapeutics, the Inhibikase Therapeutics logo, and other marks to represent us in the United States and other countries. We have applied to federally register our primary trademarks in our primary market, the United States. Three of the four trademark applications that we filed for (INHIBIKASE, IKT (and Design) and RAMP) have issued to registration, and the fourth application (a second application for INHIBIKASE) is allowed and is currently awaiting registration by the United States Patent and Trademark Office. We have applied to register INHIBIKASE in Australia, Canada, the EU, Japan, Switzerland and the UK. Five of the six foreign trademark applications that we filed for have issued to registration, and the sixth application is currently awaiting registration by the Canada Patent and Trademark Office. In sum, other than the three U.S. federal registrations noted above and the registrations in the ex-US territories listed above, we have not secured trademark protection for any of our trademarks or trade names in any of our other geographic markets, and failure to secure those registrations could adversely affect our business. This Annual Report on Form 10-K contains references to our logo and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this prospectus, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to our logo and trade names or the rights of the applicable licensor. We do not intend our use or display of other entities’ names, trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other entity.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this document, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this document, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Summary of Risks Associated with Our Business

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
•
There is substantial doubt regarding our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our clinical trials or other operations;
•
While the FDA lifted the clinical holds with respect to the Risvodetinib (IkT-148009) programs relating to Parkinson’s disease and MSA, we may be subject to further clinical holds by the FDA in the future;
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
•
We depend on a small number of third-party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business; and
•
If we are unable to obtain and maintain patent protection for any product candidates we develop, our competitors could develop and commercialize products or technology similar or identical to ours, and our ability to successfully commercialize any product candidates we may develop, and our technology may be adversely affected.

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

We experienced negative operating cash flows since our inception and funded our operations prior to our initial public offering primarily through private, state and federal contracts and grants. In December 2020, we completed an initial public offering of Common Stock, in June 2021 we completed a follow-on public offering, in January 2023 we completed a follow-on public offering and concurrent private placements (the "January 2023 Offering"), and in February 2024, we entered into an At The Market Offering Agreement with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), pursuant to which we may, from time to time, issue and sell shares of our Common Stock, in an aggregate offering price of up to $5,659,255 through the Agent (the “ATM”). We anticipate we will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our Common Stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

There is substantial doubt regarding our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in this Report. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our clinical trials or other operations.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $66,900,725. As of December 31, 2023, we had cash and cash equivalents of $9,165,179 and marketable securities of $4,086,873, which we believe that, together with the net proceeds of ATM, should be sufficient to fund our operating expenses into the first quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Pursuant to the requirements of Accounting Standards Codification (ASC) 205-40, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, and as a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. Our future success depends on our ability to raise capital and/or execute our current operating plan. However, we cannot be certain that these initiatives or raising additional capital, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current clinical trials, cut operating costs, forego future development and other opportunities or even terminate our operations, which may involve seeking bankruptcy protection. We have identified conditions and events that raise doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements for the years ended December 31, 2023 and 2022 included in this Report.

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

Geopolitical instability and ongoing military conflicts, including the conflict between Russia and Ukraine and the conflict between Israel and Hamas could materially adversely affect our business, results of operations, and financial condition.

In February 2022, Russian military forces invaded Ukraine, and in October 2023, Israel launched a military response against Hamas in Gaza. Although the length, impact, and outcome of these ongoing conflicts is highly unpredictable, they have led, and could continue to lead, to significant market and other disruptions, including instability in financial markets, supply chain interruptions, political and social instability, and increases in cyberattacks, intellectual property theft, and espionage. We are actively monitoring the situations in Ukraine and Gaza and assessing their impact on our business.

We have no way to predict the progress or outcome of these conflicts, as they, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the conflicts, sanctions, and resulting market disruptions could be significant and could potentially have a substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could materially adversely affect our business, financial condition, and results of operations. Any such disruptions may also magnify the impact of other risks described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by the COVID-19 virus.

Our business and results of operations could be adversely impacted by epidemics or pandemics, such as COVID-19, particularly if there are closures or other restrictions in the places where we or our manufacturers and suppliers operate. For example, we have in the past and may in the future experience impacts to certain of our suppliers as a result of the COVID-19 pandemic or other health epidemics or outbreaks occurring in one or more of locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has in the past and may in the future experience disruptions, including in connection with temporary office closures and suspension of services by our suppliers, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations. Pandemics may also have adverse consequences for clinical trials, including the drop-out of subjects or inability to attract subjects. While we believe we have generally recovered from the adverse impact that the COVID-19 pandemic had on our business during 2020, we believe that the COVID-19 virus could continue to adversely impact our results of operations, cash flows and financial condition in the future, and it is likely that we will still need to make adjustments to our operating plans in reaction to developments that are beyond our control.

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

We have incurred net losses since our inception, including net losses of $19,028,883 and $18,054,155 for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $66,900,725.

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
•
continue dosing patients in our Phase II clinical trial of Risvodetinib (IkT-148009);
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

Our operations have required substantial amounts of cash since inception. Prior to our initial public offering, we financed our operations primarily through revenue generated by private, state and federal grants and contracts and subsequently through the issuance of securities in our December 2020 initial public offering, our June 2021 follow-on public offering, our January 2023 Offering and through our At-The-Market (ATM) offering. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our early-stage programs and, in particular, advance our lead program candidates through preclinical development and clinical trials, including our Phase 2 clinical trial of Risvodetinib (IkT-148009). The successful development of our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of our securities offerings.

The Company had cash and cash equivalents of $9,165,179 and marketable securities of $4,086,873 as of December 31, 2023. Our estimate as to how long we expect our working capital to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

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

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. We have multiple programs in clinical development across two primary assets, Risvodetinib (IkT-148009) and IkT-001Pro.

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

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting neurodegenerative diseases, including Risvodetinib (IkT-148009) and IkT-001Pro. Our product candidates, including Risvodetinib (IkT-148009), may experience preliminary complications surrounding trial execution, such as complexities surrounding the submission and regulatory acceptance of INDs, trial protocols and design, patient recruitment and enrollment, quality and supply of clinical doses and safety issues.

All of our product candidates are in the early stages of preclinical and/or clinical development and will require additional nonclinical and clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts, all of which will require additional capital, before we can generate any revenue from product sales. In addition, if Risvodetinib (IkT-148009) encounters safety, efficacy, supply or manufacturing problems, developmental delays, regulatory or commercialization issues or other problems, our development plans and business would be significantly harmed.

While the FDA lifted the clinical holds with respect to the Risvodetinib (IkT-148009) program relating to Parkinson’s disease and Multiple System Atrophy, we may be subject to further clinical holds by the FDA in the future.

On November 7, 2022, the FDA informed the Company that it had reviewed the Company’s Investigational New Drug (“IND”) application for Risvodetinib (IkT-148009) for the treatment of Multiple Systems Atrophy (“MSA”) and had issued a clinical hold on the Risvodetinib (IkT-148009) 201 program in Parkinson’s disease (“PD”) and the use of Risvodetinib (IkT-148009) in MSA.

In January 2023, the FDA lifted its clinical hold on the Risvodetinib (IkT-148009) program based on the Company’s complete response and amendment dated December 21, 2022, as well as further commitments on January 20, 2023 regarding ophthalmologic monitoring in the protocol of study Risvodetinib (IkT-148009)-201 and various modifications to the Investigator Brochure. In January 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening sites in the U.S.

Although the clinical hold on the Risvodetinib (IkT-148009) program has been lifted, we can provide no assurance that we will not be subject to a clinical hold. Further, the FDA or other regulatory agencies may continue to express safety concerns after the hold is lifted, and future preclinical or clinical studies involving Risvodetinib (IkT-148009) may be more burdensome or include additional preclinical or clinical endpoints that are difficult to meet. In such instances, our progress in the development of this program may be significantly slowed and the associated costs may be significantly increased, which could adversely affect our business, prompt us to cease development of this program entirely and cause our stock price to decline.

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

We do not currently own, lease or operate a principal laboratory, research and development or manufacturing facility of our own. Currently, we collaborate with various research institutions to perform research and development for our products, including Johns Hopkins University, Arizona State University and Michigan State University. Establishing our own facilities would result in significant additional expense and may result in potential delays in testing and production. Building and operating our own production facilities would require substantial additional funds and other resources, of which there can be no assurance that we will be able to obtain. In addition, there can be no assurances that we would be able to enter into any arrangement with third parties to manufacture our product, if any, on acceptable terms or at all. The commercial success of products outside the United States will also be dependent on the successful completion of arrangements with future partners, licensees or distributors in each territory. There can be no assurance that we will be successful in continuing to contract with research institutions to perform research and development for our products, that we would be able to establish our own facilities should we choose to or find it necessary to do so, that we would be successful in establishing additional collaborative arrangements or that, if established, such future partners will be successful in commercializing our products.

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

We are at an early stage of development of the product candidates currently in our programs and are further developing our RAMPTM drug discovery program and prodrug technologies to provide future additional product candidates. To date, we have invested substantially all of our efforts and financial resources to identify, develop intellectual property for, and advance our programs, including conducting preclinical studies for our lead programs, commencing our clinical trials for Risvodetinib (IkT-148009) and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

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

We may not be successful in our efforts to further develop current or future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which could have a material adverse effect on our business and could potentially cause us to cease operations.

Positive results from early clinical or preclinical studies of our product candidates are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates. If we cannot show positive results or replicate any positive results from our earlier clinical or preclinical studies of our product candidates in our later preclinical studies and current and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from clinical or preclinical studies of our product candidates may not necessarily be predictive of the results from later preclinical studies and current and future clinical trials. Similarly, even if we are able to complete our planned preclinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such clinical or preclinical studies and current and future clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

Our operations to date have been limited to research, financing and staffing our company, developing our technology and developing our lead product candidate, Risvodetinib (IkT-148009), and other product candidates and commencing our Phase I and Phase II clinical trials for Risvodetinib (IkT-148009). Our company has completed observational trials measuring biological parameters for specific indications in human patients from human fluids, but we have never completed a clinical development program for a new interventional drug, and we have not commercialized product candidates. Our product development strategy has included attempts to create molecules through RAMPTM that have predictable human safety margins for the target patient population, but we have never proved that our product candidates have this safety margin in clinical studies all the way through drug approval. We have not conducted pivotal clinical studies for any novel drug candidate and it may be years before any such trials is initiated, if at all. We cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, contract research organizations or CROs, consultants or collaborators. Relying on third party clinical investigators, CROs or collaborators may result in delays that are outside of our control. If our clinical development program, clinical trials or commercialization of our product candidates were to fail, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Additionally, we cannot guarantee that additional preclinical studies will show positive results. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Subjects in our planned clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies or earlier clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials. However, such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. Further, if our planned clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Our current and planned clinical trials are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or, in the case of the EMA, a clinical trial application, or CTA, will result in the FDA or EMA allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
delays or difficulties resulting from the COVID-19 pandemic or other future pandemics;
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

•
the COVID-19 pandemic or other future pandemics;
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

There are a number of pharmaceutical and biotech companies that are currently pursuing the development of products for the treatment of the neurodegenerative disease indications for which we have research programs or have commenced clinical development, including PD. Companies developing therapeutics in the neurodegenerative disease area include large companies with significant financial resources, such as Biogen, Inc., Neuropore Therapies, Inc., Bristol Meyers Squibb, Roche Holdings AG, Prothena Corporation plc, Sanofi S.A., Takeda Pharmaceutical Co. Ltd., UCB, S.A., Denali Therapeutics Inc., Sun SPARC, 1st Biotherapeutics and AbbVie Inc. In addition to competition from other companies targeting neurodegenerative indications, any products we may develop may also face competition from other types of therapies using distinct treatment modalities.

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
•
the inability to commercialize any product candidate; and
•
a decline in the price of our Common Stock.

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

If the FDA does not conclude that certain of our product candidates satisfy the requirements for the Section 505(b)(2) regulatory approval pathway, or if the requirements for such product candidates under Section 505(b)(2)are not as we expect, the approval pathway for those product candidates will likely take significantly longer, cost significantly more and entail significantly greater complications and risks than anticipated, and in either case may not be successful.

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

On January 19, 2024, members of the Company along with its medical oncology consultants met with the FDA Review Team (the “Review Team”) from the Division of Hematologic Malignancies in a Pre-NDA meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IkT-001Pro provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IkT-001Pro that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are in alignment with the FDA and are initiating the necessary pre-clinical test to evaluate this further to ensure that delivery of imatinib by IkT-001Pro mimics imatinib mesylate in all respects. Finally, a number of recommendations were discussed to prevent the potential mix-up between 001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. To ensure that we meet the manufacturing requirements for approval, we will request milestone-based meetings with the Review Team as we complete the required manufacturing and quality control processes.

If the FDA does not approve the NDA under the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2)regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Although we intend to seek a breakthrough therapy designation for Risvodetinib (IkT-148009) and may seek a breakthrough therapy designation for other product candidates in the future, we might not receive such designation, and even if we do, such designation may not lead to a faster development of any product candidate or approval process for any product candidate.

We intend to seek a breakthrough therapy designation for Risvodetinib (IkT-148009) in one or more indications or for other product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our preclinical trials, future clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Our Reliance on Third Parties

We currently rely on and expect to continue to rely on third parties to conduct our clinical trials and preclinical testing, as well as future research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct our research, preclinical testing and clinical research and current clinical trial and will rely on such third parties to conduct any future clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it will delay our product development activities.

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
•
the possible termination or non-renewal of the agreement by the third-party at a time that is costly or inconvenient for us;
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

Moreover, the recurrence of the COVID-19 pandemic or the rise of a new pandemic in China could impair our ability to obtain product candidates and raw materials from manufacturers in that region or to obtain products at marketable rates. Such events may result in the need for us to consider and establish relationships with manufacturers in different countries from which to source our product candidates and raw materials and could have a material adverse effect on our business, operating results and financial condition.

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

We use Inhibikase Therapeutics, the Inhibikase Therapeutics logo, and other marks to represent us in the United States and other countries. We have applied to federally register our primary trademarks in our primary market, the United States. Three of the four trademark applications that we filed for (INHIBIKASE, IKT (and Design) and RAMP) have issued to registration, and the fourth application (a second application for INHIBIKASE) is allowed and is currently awaiting registration by the United States Patent and Trademark Office. We have applied to register INHIBIKASE in Australia, Canada, the EU, Japan, Switzerland and the UK. Five of the six foreign trademark applications that we filed for have issued to registration, and the sixth application is currently awaiting registration by the Canada Patent and Trademark Office. In sum, other than the three U.S. federal registrations noted above and the registrations in the ex-US territories listed above, we have not secured trademark protection for any of our trademarks or trade names in any of our other geographic markets, and failure to secure those registrations could adversely affect our business. Our unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other third-party marks. Indeed, it is unclear what enforceable rights, if any, we presently own in these marks or names outside of the United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks which are prior to our trademarks or trade names, and which are confusingly similar to our marks or names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our business, prospects, financial condition and results of operations.

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

As of the date of this Report, we had eight full-time employees, one part-time employee and five contractors to oversee critical activities and perform services on our behalf. Due to our limited employee headcount and dependence on contractors, we have operated with our employees and contractors conducting most of their activities outside of our offices. In addition, historically we have limited our cash compensation expenses. After our initial public offering in December 2020, and again in March 2022, the cash compensation of our chief executive officer and our chief financial officer increased as described in the Section titled “Executive Compensation,” and our cash compensation expense for employees and consultants also increased.

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

As previously announced on January 16, 2024, on March 31, 2024, Mr. Frattaroli will step down from his role as Chief Financial Officer, and Garth Lees-Rolfe, our Vice President of Finance, is expected to take over this role. While we expect to engage in an orderly transition process if and when we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relating to management transition, including diversion of management attention from business concerns, failure to retain other key personnel, or loss of institutional knowledge.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide stock option grants that vest over time and performance stock if performance conditions are met. In the future we may grant restricted stock units. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements, other than for Dr. Werner, provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We maintain a “key man” insurance policy on the life of Dr. Werner. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain information regarding our product candidates and clinical trials. We face a number of threats to our networks from unauthorized access, security breaches and other system disruptions. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property, proprietary business information or our customers’ personally identifiable information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenues or litigation.

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

As of December 31, 2023, federal net operating loss carryforwards of approximately $1.6 million which will begin to expire in varying amounts annually beginning in 2030 and $33.1 million of federal net operating losses with no expiration. At December 31, 2023, the Company had state net operating loss carryforwards of approximately $30.2 million which will begin to expire in varying amounts annually beginning in 2030. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Additionally, under current federal income tax law, federal net operating loss incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating loss generally is limited to 80% of U.S. federal taxable income.

The Tax Cuts and Jobs Act (TCJA) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2023, the Company capitalized for tax purposes $12.6 million and $0.7 million of domestic and foreign R&D expenses, respectively.

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

Our directors, executive officers, holders of more than 5% of our outstanding stock and their respective affiliates beneficially own shares representing approximately 16.8% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. As of March 1, 2024, Dr. Werner alone beneficially owned shares representing approximately 14.6% of our outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include, but are not limited to: (i) exemption from compliance with the auditor attestation requirements pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (“SOX”); (ii) exemption from compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iii) reduced disclosure about our executive compensation arrangements; and (iv) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. Section 404 of SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Pursuant to Section 404 of SOX, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by SOX. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

For example, the Tax Cuts and Jobs Act, or the TCJA, was enacted in 2017 and made significant changes to corporate taxation, including the reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses from taxable years beginning after December 31, 2017 to 80% of current year taxable income and the elimination of net operating loss carry backs generated in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), and the modification or repeal of many business deductions and credits. The TCJA resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. It cannot be predicted whether, when, in what form, or with what effective dates, new tax laws may be enacted, or regulations and rulings may be enacted, promulgated or issued under existing or new tax laws, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law or in the interpretation thereof. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We recognize the importance of developing, implementing and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data. We have integrated cybersecurity risk management into our broader risk management framework. Our digital and technology organization outside the Company continually addresses cybersecurity risk in alignment with our business objectives and operational needs.

Our cybersecurity program is focused on the following areas:

•
Governance: We leverage multiple cybersecurity frameworks (e.g., ISO 27001 and NIST CSF) and regulatory requirements to inform our externally managed information technology (“IT”) infrastructure. Policies for IT use and management for each employee are part of the employee onboarding process and those policies are refreshed periodically as threats emerge that could be relevant to our IT infrastructure.
•
Technical Safeguards: The Company does not use a centralized server where all information is stored and therefore where all information is placed at risk. Instead, we deploy technical and procedural measures using a distributed model so that no one location or machine could cripple the company’s IT infrastructure. Protection measures include network firewalls, network intrusion detection and prevention, penetration testing, vulnerability assessments and monthly risk assessments and management, threat intelligence, anti-malware and access controls, plus data loss prevention and monitoring.
•
Security Awareness / Training: All employees are required to adhere to our Standards of Business Conduct, which identifies an employee's responsibility for information security. We also disseminate security awareness information periodically throughout the year.
•
Third-Party Suppliers and Service Providers: We manage our IT infrastructure with an external vendor who maintains and evaluates risk exposure in real-time and conducts monthly risk assessments and adjustments to preclude cyberattacks.  Vendor security reviews evaluate numerous key security controls and the outputs of these reviews are used as part of business decisions regarding storage and dissemination of virtual data and to assess a vendor's overall security posture.

Risks from Cybersecurity Threats

While we are subject to ongoing cybersecurity threats, the risks from these threats have not materially affected, or are reasonably likely to materially affect the company, including our business strategy, results of operations or financial condition. For additional information regarding risks from cybersecurity threats, see "Item 1A. Risk Factors-Risks Related to Our Operations" in this Annual Report.

Board Oversight of Cybersecurity Risks

Our Board of Directors (Board) is responsible for the oversight of our risk management program and regularly reviews information regarding our most significant strategic, operational, financial, legal and compliance risks, including cybersecurity risks. The Board reviews mitigation plans through discussions with management, which includes regular Board reports and findings from management’s monthly discussions with our outside IT group. Our Board of Directors also reviews and approves our cybersecurity policies, strategies, and budgets on an annual basis.

Management's Role in Assessing and Managing Cybersecurity Risks

Our CEO in conjunction with our external IT team are responsible for setting the strategy and communicating cybersecurity risks. With the Company’s distributed model of data storage, risks have been limited and the Company has not experienced a cybersecurity breach. The Company’s security measures and monthly system audits to identify potential vulnerabilities and remediate deficiencies in real time.

Item 2. Properties.

Our corporate headquarters is located in Atlanta, Georgia, where we lease a single corporate office. Additionally, in August 2022 we opened an office, consisting of approximately 4,200 square feet, in Lexington, Massachusetts which we use as office and conference spaces for our Massachusetts based team. We have an option to extend the lease term for an additional three years thereafter. Upon opening our Lexington offices, we surrendered our lease for office space in Boston, Massachusetts. It is anticipated that these facilities will be sufficient to meet our needs for the foreseeable future.

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

Holders of Record

Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC) is the transfer agent for our common stock. As of March 15, 2024, there were 14 holders of record of our common stock. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

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

Repurchases of Equity Securities of the Issuer

During 2023 and 2022, we did not repurchase any of our outstanding securities.

Item 6. [Reserved]

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January, 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening up to 34 sites in the U.S. As of March 22, 2024, 32 sites are open and actively evaluating prospective trial participants. 73 participants have been enrolled, 20 prospective participants are in medical screening and 48 potential participants are being evaluated for suitability to initiate medical screening. Thirty-four participants have completed the 12-week dosing period. As of March 22, 2024, 15 mild and two moderate possibly treatment-related adverse events have been reported across all enrolled patients taking Risvodetinib (IkT-148009). Depending on the timing of the last enrolled patient, results from this trial may be reported in the second half of 2024. Monthly site enrollments have increased month-over-month since our patient outreach program was initiated. As such, we believe a more rapid path to enrollment is emerging through the public outreach/awareness campaign led by the ‘the201trial.com’ website. The emerging path to complete enrollment has prompted us to take further advantage of this multi-dose study by planning to extend the 201 trial by an additional 12 months, subject to additional resources.

The twelve-week 201 trial is evaluating three doses in participants who have untreated Parkinson’s disease on a staggered schedule and will be placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. The recent analysis of 11 patients who participated in the 201 trial prior to the temporary clinical hold issued by the U.S. Food and Drug Administration (“FDA”) in November, 2022, which was lifted in January, 2023, suggested that Risvodetinib (IkT-148009) may have some effect on disease. These participants were withdrawn from the trial following the FDA’s temporary clinical hold. As detailed at the Movement Disorder Society Congress held August 2023, the primary secondary endpoint is a functional assessment comprised of the sum of Parts 2 and 3 of the Movement Disorder Society Universal Parkinson’s Disease Rating Scale (MDS-UPDRS Parts II+III). This sum showed an average -8.7 point improvement in the three participants on the 200 mg dose relative to baseline, while three placebo participants increased by +1.7 points; this represents an average spread of -10.4 points. A lower (or negative) change relative to placebo of greater than -3 to -6 points might be considered a measure of improvement. Given the small sample size on this dose, we believe it is premature to conclude a clinical benefit, but this observation reinforces our desire to extend the trial for an additional 12 months to potentially obtain a clear picture of clinical benefit over a total measurement of 15 months.

In March 2023, we opened our IND for Risvodetinib (IkT-148009) as a treatment for the Parkinson’s-related orphan disease Multiple System Atrophy, or MSA. Our evaluation of Risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Two different animal studies were undertaken to evaluate whether Risvodetinib (IkT-148009) could have an impact on disease in the animal. One model evaluated the ability of Risvodetinib (IkT-148009) to modify disease early in its progression, while the second model is evaluating whether Risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. The second model evaluating Risvodetinib (IkT-148009) late in the disease course is ongoing. In addition, Risvodetinib (IkT-148009) was recently given Orphan Drug Designation by the FDA for the treatment of MSA. We plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving at least 120 patients, and we are presently seeking non-dilutive resources to initiate and execute this trial in its entirety. The proposed Phase 2 study will have primary endpoints in safety, tolerability and efficacy following once daily dosing at two dose levels for 12-months. We plan to submit complementary regulatory documents for Risvodetinib (IkT-148009) to European Union authorities in 2024.

We are also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia, or SP-CML. IkT-001Pro has completed a three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’). The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate. As of the date of this Report, bioequivalence to 400 mg imatinib mesylate has been established to our satisfaction for a 600 mg dose of IkT-001Pro. We further evaluated 600 mg imatinib mesylate and believe that a 900 mg dose of IkT-001Pro is the preferred dose of IkT-001Pro to deliver a dose of imatinib equivalent to 600 mg imatinib mesylate. We studied 800 mg IkT-001Pro and found it to be nearly equivalent to 600 mg imatinib mesylate. We intend to study a 1200 mg dose of IkT-001Pro to cover the full range of doses approved for imatinib mesylate to treat up to 11 adult and pediatric blood cancers.

On January 19, 2024, members of the Company along with its medical oncology consultants met with the FDA Review Team (the “Review Team”) from the Division of Hematologic Malignancies in a Pre-NDA meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IkT-001Pro provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IkT-001Pro that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are in alignment with the FDA and are initiating the necessary pre-clinical test to evaluate this further to ensure that delivery of imatinib by IkT-001Pro mimics imatinib mesylate in all respects. Finally, a number of recommendations were discussed to prevent the potential mix-up between 001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. To ensure that we meet the manufacturing requirements for approval, we will request milestone-based meetings with the Review Team as we complete the required manufacturing and quality control processes.

A second example of our potential ability to improve drug delivery through formulation development is the tablet formulation of Risvodetinib (IkT-148009), which we measured to nearly double the concentration of Risvodetinib (IkT-148009) delivered relative to the same dose previously administered as a gelatin capsule. This provides the opportunity to lower the effective oral dose, which could lead to further safety and tolerability improvements for Risvodetinib (IkT-148009). The Company plans to introduce the tablet formulation into the 12-month extension study, once implemented, as well as in all future clinical trials.

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

We currently have worldwide commercialization rights to all of our development programs and IP protection until 2033 for IkT-001Pro and 2036 for Risvodetinib (IkT-148009). Additional filings could extend this period of exclusivity longer.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses accounted for 67% and 66% of our operating expenses for the years ended December 31, 2023 and 2022, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

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

•
the impact of the outbreak of the COVID-19 pandemic or other future pandemics;
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

	Year Ended December 31,
	2023	2022	Change
PD	$9,036,750	$9,645,457	$(608,707)
MSA	459,193	468,016	(8,823)
CML	2,969,186	1,460,754	1,508,432
Other research and development expenses	1,153,219	460,758	692,461
Total research and development expenses	$13,618,348	$12,034,985	$1,583,363

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Year Ended December 31,		Change
	2023	2022	($)	(%)
Grant revenue	$260,501	$123,440	$137,061	111.0
Research and development	(13,618,348)	(12,034,985)	(1,583,363)	13.2
Selling, general and administrative	(6,731,945)	(6,217,063)	(514,882)	8.3
Loss from operations	(20,089,792)	(18,128,608)	(1,961,184)	(10.8)
Interest income	1,060,909	74,453	986,456	1,324.9
Net loss	$(19,028,883)	$(18,054,155)	$(974,728)	(5.4)

Grant Revenue

Grant revenue for the year ended December 31, 2023 increased by $137,061 or 111.0% to $260,501 from $123,440 in the prior year. The increase was driven by increased grant research activity during 2023 compared to 2022. The Company utilized its working capital and personnel resources in 2023 to carry on its Phase I and II clinical trials in addition to its grant research activity.

Research and Development

Research and development expenses increased by $1,583,363 or 13.2% to $13,618,348 from $12,034,985 in the prior year. The $1.6 million increase was primarily due to a $1.5 million increase in CML expenditures, a decrease of $0.6 million in PD expenses and a net increase of $0.7 million in all other research and development activities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $514,882 or 8.3% to $6,731,945 from $6,217,063 in the prior year. The increase was primarily the result of an increase in investor relations costs of $1.0 million and an increase in employee costs of $0.3 million that were partly offset by a decrease in D&O insurance of $0.6 million, a decrease in legal and consulting fees of $0.4 million and a net increase of $0.2 million in all other selling, general and administrative expenses.

Interest Income

Interest income increased by $986,456 or 1,324.9% to $1,060,909 from $74,453 in the prior comparable period. The increase was driven by interest earned on U.S. Treasuries and money market instruments commencing in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through December 31, 2023, we generated aggregate cash proceeds of approximately $23.9 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.5 million respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering, respectively.

On February 1, 2024, the Company entered into an At the Market Offering Agreement (the “At the Market Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, in an aggregate offering price of up to $5,659,255 through the Agent. Under the terms of the At the Market Agreement, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. 290,564 shares of Common Stock were sold pursuant to the At the Market Agreement and $777,910 net proceeds were received from the Agent.

At December 31, 2023, the Company had working capital of $10,772,447, an accumulated deficit of $66,900,725, cash and cash equivalents of $9,165,179, marketable securities of $4,086,873 and accounts payable and accrued expenses of $2,906,722.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $66,900,725 at December 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $10,772,447 at December 31, 2023. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from future capital raises, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We have identified conditions and events that raise doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements for the years ended December 31, 2023 and 2022 included in this Report. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements included in this Report are issued. Our management’s plans to alleviate the conditions that raise substantial doubt may include suspending or delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued.

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
•
possible delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to pandemics such as COVID-19;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(18,085,043)	$(17,351,103)

Net cash provided by (used in) investing activities	11,656,666	(16,005,708)

Net cash provided by (used in) financing activities	8,405,003	(204,769)
Net increase (decrease) in cash and cash equivalents	$1,976,626	$(33,561,580)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2023 totaled $18,085,043, and consisted primarily of a net loss of $19,028,883 adjusted for non-cash stock compensation of  $500,148, depreciation and lease expense of $172,746, decrease in accounts receivable of $39,881, increase in prepaid expenses and other assets of $55,387, decrease in accounts payable of $504,406, decrease in prepaid research and development of $897,803 and an decrease in accrued expenses and other current liabilities of $138,481.

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

Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities for the year ended December 31, 2023, totaled $11,656,666, of which $14,238 was used for the purchase of equipment, $29,426,101 was used for the purchase of marketable securities investments and $41,097,005 was provided by maturity of marketable securities.

Net cash flows used in investing activities for the year ended December 31, 2022, totaled $16,005,708, of which $243,255 was used for the purchase of equipment, $20,725,462 was used for the purchase of marketable securities investments and $4,963,009 was provided by maturity of marketable securities.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 totaled $8,405,003, which consisted of $8.54 million net from issuance of common stock and pre-funded warrants and $138,556 of deferred offering costs.

Net cash used in financing activities for the year ended December 31, 2022 totaled $204,769, which consisted of $44,142 in proceeds from exercise of stock options and $248,911 in debt payments.

We raised $14.6 million, $41.1 million and $8.5 million in net proceeds from our 2020 IPO, June 2021 Offering and January 2023 Offering. We expect this trend of raising capital from a combination of grants and equity sales to continue for the foreseeable future.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts to replace the office space in Boston, Massachusetts. The Company vacated the Boston office during the third quarter of 2022 without further contractual obligation. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $265,061, consisting of minimum annual rental obligations of $150,095 for fiscal year 2024 and $114,966 for fiscal year 2025.

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

The intrinsic value of all in the money outstanding options as of December 31, 2023 was approximately $0.0 million, based on the closing price of our common stock of $1.27 per share at December 31, 2023, all of which is related to vested options.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework (the 2013 Framework). Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of March 1, 2024:

Name	Age	Position
Executive Officers:
Milton H. Werner, Ph.D.	61	President, Chief Executive Officer and Director
Joseph Frattaroli, C.P.A.	62	Chief Financial Officer(7)
Non-Employee Directors:
Gisele Dion(1)(2)(4)	57	Director
Roy Freeman, M.D.(2)(3)	72	Director
Paul Grint, M.D.(1)(2)(3)(5)	66	Director
Dennis Berman(1)(3)(6)	73	Director
(1)
Member of the audit committee
(2)
Member of the compensation committee
(3)
Member of the corporate governance and nominating committee
(4)
Chair of audit committee
(5)
Chair of compensation committee
(6)
Chair of corporate governance and nominating committee
(7)
As previously announced on January 16, 2024, on March 31, 2024, Mr. Frattaroli will step down from his role as Chief Financial Officer, and Garth Lees-Rolfe, our Vice President of Finance, is expected to take over this role.

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

Warren Olanow, M.D. is our lead medical consultant and Chief Executive Officer of CLINTREX. He is the former Henry P. and Georgette Goldschmidt Professor and Chairman of the Department of Neurology at the Mount Sinai School of Medicine in New York City, where he is presently Professor Emeritus in the Department of Neurology and in the Department of Neuroscience. Prior to joining Mount Sinai, he served on the faculties of McGill University, Duke University, and the University of South Florida. He is the former President of the Movement Disorder Society, past President of the International Society of Motor Disturbances, and former Treasurer of the American Neurological Association. He has served on the Board of Directors of the National Space Biomedical Research Institute and the executive committee of the Michael J. Fox Foundation Scientific Advisory Board, and he is the former Chairman of the Scientific Advisory Board of the Bachmann-Strauss Parkinson and of the Dystonia Foundation. Dr. Olanow is the former Co-Editor-in-Chief of the journal, Movement Disorders. He has been principal investigator of numerous studies leading to approval of drugs and devices for treating neurodegenerative diseases. Dr. Olanow received his medical degree from the University of Toronto, performed his neurology training at the New York Neurological Institute at Columbia Presbyterian Medical Center at Columbia University, and undertook postgraduate studies in neuroanatomy at Columbia University.

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

Gisele Dion has served as a member of the Board of Directors since September 1, 2022. Ms. Dion is the current Senior Vice President, Chief Accounting Officer and Corporate controller at Alnylam Pharmaceuticals, Inc. Ms. Dion is the former Chief Accounting Officer and Corporate Controller at Takeda Pharmaceutical Ltd. She also served as Senior Advisor to the Chief Financial Officer of Takeda Pharmaceutical Ltd. Prior to Takeda’s acquisition of Shire Pharmaceuticals LLC, Ms. Dion was the Senior Vice President, Chief Accounting Officer and Corporate Controller at Shire Pharmaceuticals LLC, a biopharmaceutical company. Previous to Shire, Ms. Dion served as Corporate Controller and Senior Director of Technical Accounting at Biogen Inc., a biotechnology company. Ms. Dion currently serves on the board of Cytek Biosciences, Inc. where she is Chair of its Audit Committee. Her prior experience includes serving as a staff member of the Financial Accounting Standards Board (FASB) and she has served as an Audit Advisor Group Member for the Pharmaceutical Research and Manufacturers of America (PhRMA). Ms. Dion received a B.S. in Accounting and Management Information Systems from Fairfield University. We believe Ms. Dion’s skills in corporate governance and corporate finance in early and late stage pharmaceutical and biotechnology companies make her uniquely qualified to serve on our board of directors.

Roy Freeman, M.D. has served as a member of our Board of Directors since December 22, 2020. Dr. Freeman is a Professor of Neurology at the Harvard Medical School and the Director of the Center for Autonomic and Peripheral Nerve Disorders at Beth Israel Deaconess Medical Center in Boston, Massachusetts. Dr. Freeman is the former chairman of the World Federation of Neurology research group on the autonomic nervous system, former president of the American Autonomic Society, and former chairman of the Autonomic Section of the American Academy of Neurology. He serves on the Executive Committee and the Steering Committee of the Analgesic, Anesthetic, and Addiction Clinical Trial Translations, Innovations, Opportunities, and Networks (ACTTION), a public-private partnership with the United States FDA. Dr. Freeman is Editor-in-Chief of Autonomic Neuroscience: Basic and Clinical and on the editorial boards of The Journal of the Peripheral Nervous System and Clinical Autonomic Research. He is a founder of several companies in pain and neurodegenerative disease and is on the scientific advisory boards of many large and small pharmaceutical and biotechnology companies. He is a former director of Cutaneous Neurodiagnostic Life Sciences and NeuroBo Pharmaceuticals. His research and clinical interests are in biomarker development in neurodegenerative disease, the physiology and pathophysiology of the small nerve fibers and the autonomic nervous system, and clinical trial design methodology in peripheral and central nervous system disease. He is the principal investigator on NIH-funded studies on the neurological complications of diabetes, the neurobiology of stress, and biomarker development in neuropathic pain and alpha-synucleinopathies. He has been a principal investigator on many neurodegenerative diseases and neuropathic pain clinical trials. He has authored more than 300 original reports, chapters, and reviews. Dr. Freeman received his medical degree from the University of Cape Town. We believe Dr. Freeman’s specific and extensive experience in clinical treatment of Parkinson’s and other neurological disorders coupled with his extensive experience as a director of pharmaceutical companies and as an advisor of novel therapies for neurological diseases makes him uniquely qualified to serve on our board of directors.

Paul Grint, M.D. has served as a member of our Board of Directors since December 22, 2020. Dr. Paul Grint was most recently CEO and a member of the board of directors of AmpliPhi Biosciences, which merged with C3J Therapeutics to form Armata Pharmaceuticals. Dr. Grint has more than three decades of experience in biologics and small-molecule research and development, including the successful approval and commercialization of products in the infectious diseases, immunology, and oncology therapeutic areas. Dr. Grint has also served in senior management roles at Cerexa, Forest Laboratories, Kalypsys, Pfizer, IDEC Pharmaceuticals, and Schering-Plough Corporation. He is currently Executive Chairman at Codagenix, and a board member at Synedgen and Persephone Biosciences. He is a Fellow of the Royal College of Pathologists, a member of numerous professional and medical societies, and holds a bachelor’s degree from St. Mary’s Hospital College, University of London and a medical degree from St. Bartholomew’s Hospital College, University of London. Dr. Grint’s extensive leadership experience as both Chief Executive Officer and as a director of privately held and public companies along with his extensive experience in clinical pharmaceutical development makes him uniquely qualified to serve on our board of directors.

Scientific Advisory Board

We have assembled a highly qualified scientific advisory board that collectively have deep domain expertise in neurodegenerative diseases, infectious disease in the brain, drug development and translational medicine.

Dr. Ted Dawson, M.D., Ph.D., is a director at the Institute for Cell Engineering and Professor of Neurology at The John Hopkins University School of Medicine. He focuses on movement disorders, and many advances in neurobiology of disease have stemmed from Dr. Dawson’s identification of the mechanisms of neuronal cell death and the elucidation of the molecular mechanisms of neurodegeneration. He pioneered the role of nitric oxide in neuronal injury in stroke and excitotoxicity and elucidated the molecular mechanisms by which nitric oxide and poly (ADP-ribose) polymerase kills neurons. His studies of nitric oxide led to major insights into the neurotransmitter functions of this gaseous messenger molecule. He co-discovered the neurotrophic properties of non-immunosuppressant immunophilin ligands. Dr. Dawson’s discoveries have led to innovative approaches and helped with the enablement of the development of new agents to treat neurologic disorders, such as Parkinson’s Disease and Alzheimer’s disease as well as other neurodegenerative disorders. For his participation on the Scientific Advisory Board, Dr. Dawson has received options for 21,854 shares of our common stock with an exercise price of $13.86 per share, which will expire on December 31, 2027.

Dr. Valina Dawson, Ph.D., is a Professor of Neurology, Neuroscience, Physiology and the Graduate Program in Cellular & Molecular Medicine at the John Hopkins University School of Medicine. She is co-director of the Neuroregeneration and Stem Cell Programs in the Institute for Cell Engineering. Dr. Dawson’s laboratory is actively engaged in discovering and defining cell signaling pathways that lead to either neuronal survival or neuronal death. She explores the role of the monogenic forms of Parkinson’s Disease with a focus on parkin, EIF4G1 and LRRK2 in order to begin to define the biochemical signaling important to Parkinson’s Disease. She has developed yeast, cellular, fly and mouse models to explore the Parkinson’s Disease causing mutations, and studied human neuronal cultures and human postmortem tissue to explore survival and disease signaling events relevant to Parkinson’s Disease. and stroke as well as to define neuron survival networks. For her participation on the Scientific Advisory Board, Dr. Dawson has received options for 21,854 shares of our common stock with an exercise price of $13.86 per share, which will expire on December 31, 2027.

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
•
the Class II directors are Dr. Freeman and Dr. Grint, and their terms will expire at the annual meeting of stockholders to be held in 2025; and
•
the Class III directors are Mr. Berman and Ms. Dion, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Our board of directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act. Only Dr. Werner is not independent under Nasdaq’s independence standards.

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

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.inhibikase.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions or our directors on our website identified above. The inclusion of our website address in this Report does not include or incorporate by reference the information on our website into this Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Dr. Milton Werner, President and CEO at Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite,1900, Atlanta, GA 30339.

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

Based solely upon a review of copies of the reports furnished to us during the year ended December 31, 2023 and thereafter, or any written representations received by us from directors, officers and beneficial owners of more than 10% of our common stock (“reporting persons”) that no other reports were required. We believe that all reporting persons filed on a timely basis all reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2023.

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2023 (also referred to herein as “fiscal 2023”), who consist of our principal executive officer and our next most highly compensated executive officer, are:

•
Milton H. Werner, Ph.D., our President and Chief Executive Officer; and
•
Joseph Frattaroli, C.P.A., our Chief Financial Officer1

(1) As previously announced on January 16, 2024, on March 31, 2024, Mr. Frattaroli will step down from his role as Chief Financial Officer, and Garth Lees-Rolfe, our Vice President of Finance, is expected to take over this role.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2023 and December 31, 2022:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Milton H. Werner, Ph.D.	2023	510,000	—	113,472	170,850	17,107	811,429
President and Chief Executive Officer	2022	500,833	—	85,865	140,250	17,107	744,055
Joseph Frattaroli, C.P.A.	2023	408,333	—	48,631	123,000	—	579,964
Chief Financial Officer	2022	395,833	—	42,932	136,000	—	574,765

(1)
Dr. Werner’s annual base salary rate was $510,000 for the duration of fiscal 2023. Mr. Frattaroli’s annual base salary rate increased from $400,000 to $410,000 effective March 1, 2023.
(2)
The amount reported in this column for each named executive officer represents the aggregate grant date fair value of the option award made to such named executive officer, as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The calculation of the grant date fair value of the option awards disclosed in this column is based on a risk-free interest rate of 4.3%, an expected volatility rate of 98.13%, an expected term of 4.5 years and an expected dividend yield of 0%. The calculation of the option awards disclosed in this column is based on a risk-free interest rate of 1.7%, expected volatility of 84.15%, expected term of 4.5 years and an expected dividend yield of 0% for the year 2022.
(3)
The amount reported in this column for each named executive officer represents the award earned by such named executive officer under our annual performance-based cash incentive program in respect of fiscal 2023 performance. These amounts were paid in 2024.
(4)
The amount reported in this column represents $5,023 paid by us for Dr. Werner’s life insurance policy premiums and $12,084 paid by us for Dr. Werner’s automobile expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2023:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Milton H. Werner	11/1/2015 (1)	3,643	—	—	13.86	11/1/2025
	11/1/2016 (2)	3,643	—	—	13.86	11/1/2026
	11/1/2017 (3)	3,643	—	—	13.86	11/1/2027
	11/1/2018 (4)	3,643	—	—	28.76	11/1/2028
	11/1/2019 (5)	3,643	—	—	33.43	11/1/2029
	12/22/2020 (7)	16,667	—	—	60.00	12/22/2027
	3/7/2022 (8)	12,153	8,681	—	6.42	3/7/2029
	3/7/2022 (9)	—	—	41,667	6.42	3/7/2029
	3/1/2023 (10)	—	35,000	—	4.44	3/1/2030
	3/1/2023 (11)	—	—	17,500	4.44	3/1/2030

Joseph Frattaroli	8/25/2020 (6)	3,643	—	—	35.42	8/25/2027
	8/25/2020 (6)	25,000	—	—	35.42	8/25/2027
	12/22/2020 (7)	16,667	—	—	60.00	12/22/2027
	3/7/2022 (8)	6,077	4,304	—	6.42	3/7/2029
	3/7/2022 (9)	—	—	20,834	6.42	3/7/2029
	3/1/2023 (10)	—	15,000	—	4.44	3/1/2030
	3/1/2023 (11)	—	—	7,500	4.44	3/1/2030

(1)
All of the shares subject to this option vested as of November 1, 2016.
(2)
All of the shares subject to this option vested as of November 1, 2017.
(3)
All of the shares subject to this option vested as of November 1, 2018.
(4)
All of the shares subject to this option vested as of November 1, 2019.
(5)
All of the shares subject to this option vested as of November 1, 2020.
(6)
The option grant on August 25, 2020 was issued to Flagship Consulting, Inc. (“Flagship”). Flagship is owned and controlled by Mr. Frattaroli. All of the shares subject to this option vested as of August 25, 2020.
(7)
With respect to the option awards granted to each of Dr. Werner and Mr. Frattaroli on December 22, 2020, one-third of each such option award vested and became exercisable on the first anniversary of the closing of our initial public offering (i.e., December 28, 2021), and the remainder vested and became exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to the relevant named executive officer’s continued service through each vesting date.
(8)
With respect to the option awards granted to each of Dr. Werner and Mr. Frattaroli on March 7, 2022 that are disclosed in these rows, one-third of each such option award vested and became exercisable on March 7, 2023, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2023), subject generally to the relevant named executive officer’s continued service through each vesting date.
(9)
With respect to the option awards granted to each of Dr. Werner and Mr. Frattaroli on March 7, 2022 that are disclosed in these rows, each such option award is subject to performance conditions and will vest and become exercisable only if and when the performance conditions have been met. There is no assurance that the performance conditions will be met, and therefore, all or a portion of these option awards may never vest or become exercisable. As of December 31, 2023, no performance conditions were met.
(10)
With respect to the option awards granted to each of Dr. Werner and Mr. Frattaroli on March 1, 2023 that are disclosed in these rows, one-third of each such option award will vest and become exercisable on March 1, 2024, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2024), subject generally to the relevant named executive officer’s continued service through each vesting date.
(11)
With respect to the option awards granted to each of Dr. Werner and Mr. Frattaroli on March 1, 2023 that are disclosed in these rows, each such option award is subject to performance conditions and will vest and become exercisable only if and when the performance conditions have been met. There is no assurance that the performance conditions will be met, and therefore, all or a portion of these option awards may never vest or become exercisable. As of December 31, 2023, no performance conditions were met.

Narrative Disclosure to Summary Compensation Table

Milton H. Werner, Ph.D. Employment Agreement (the “Werner Employment Agreement”)

Dr. Werner currently receives an annual base salary of $510,000 and is eligible to receive an annual performance-based cash incentive with a target amount equal to 50% of his annual base salary, which incentive is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the relevant fiscal year. The performance goals may include a number of factors, such as the successful progression of clinical trials, pre-clinical trials and development, the successful submission of regulatory filings, the discovery and development of additional candidate molecules, the entry into of one or more strategic partnerships, the adequacy of the Company’s working capital, investor relations and successful organizational growth.

Pursuant to the Werner Employment Agreement, Dr. Werner is subject to one-year post-termination non-competition and non-solicitation of employees and clients covenants. He is also bound by confidentiality obligations.

In the event of a termination of Dr. Werner's employment by the Company without "Cause" or by Dr. Werner for "Good Reason" that, in each case, occurs other than within 12 months following the consummation of a “Change in Control” (as such terms are defined in the Werner Employment Agreement and summarized below), Dr. Werner is entitled to receive: (i) an amount equal to 12 months of his base salary, paid out in equal installments over a six-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (iv) reimbursement of Dr. Werner’s COBRA premiums for up to 12 months post-termination; and (v) full vesting of any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six 6 months following such a termination (and in no event past the expiration date).

In the event of a termination of Dr. Werner's employment by the Company without "Cause" or by Dr. Werner for "Good Reason" that, in each case, occurs within 12 months following the consummation of a “Change in Control,” Dr. Werner is entitled to receive: (i) an amount equal to 18 months of his base salary, paid out in equal installments over a 12-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) an amount equal to 100% of his-then target annual bonus, paid when annual bonuses are paid to other senior executives of the Company; (iv) payment of a pro-rated target annual bonus for the year of termination, with the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (v) reimbursement of Dr. Werner’s COBRA premiums for up to 18 months post-termination; and (vi) full vesting of any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options will generally remain exercisable no longer than six months following such a termination (and in no event past the expiration date).

The receipt of any termination benefits described above is subject to Dr. Werner’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Werner Employment Agreement.

In the event of Dr. Werner’s termination due to death or disability, Dr. Werner will be entitled to full vesting of any outstanding, unvested equity awards granted to him by the Company.

To comply with Massachusetts law governing non-competition agreements, the Werner Employment Agreement also provides for monthly severance payments in connection with any termination other than a termination by the Company without “Cause”, by Dr. Werner for “Good Reason” or due to his death. Such severance payments are in an aggregate amount equal to one-half of Dr. Werner’s highest annual base salary during the two years preceding termination. Such severance payments will be paid over either (i) a six-month period in the event of a termination that is not in connection with a Change in Control, or (ii) a 12-month period in the event the termination occurs within 12 months following a Change in Control.

Under the Werner Employment Agreement, “Cause” means generally any of Dr. Werner’s: (i) conviction of or plea of nolo contendere to a felony; (ii) commission of fraud, misappropriation or embezzlement against any person; (iii) theft or misappropriation of Company property; (iv) breach of the Werner Employment Agreement (subject to a cure right); (v) willful or gross neglect of his duties (subject to a cure right); (vi) willful or gross misconduct his performance of his duties (subject to a cure right); or (vii) willful violation of any material Company policy (subject to a cure right).

“Good Reason” means generally any of the following actions initiated by the Company: (i) a material diminution in Dr. Werner’s authority, duties or responsibilities; (ii) a material diminution in Dr. Werner’s base salary that persists for longer than 12 months; or (iii) a material breach of the Werner Employment Agreement. For “Good Reason” to exist, Dr. Werner must provide notice to the Company within 90 days of the initial existence of one of the above conditions; the Company must fail to cure such condition within 30 days; and Dr. Werner must terminate his employment within 180 days following the initial existence of the condition.

“Change in Control” means generally any of: (i) a merger or consolidation of the Company with another corporation (other than a transaction in which the voting securities outstanding prior to the transaction continue to represent more than 50% of the total voting power of the surviving entity after the transaction); (ii) the approval of a plan of complete liquidation of the Company or an agreement for the sale of all or substantially all of the Company’s assets; or (iii) a person or entity becomes the beneficial owner of securities of the Company representing 50% or more of the total voting power of the Company.

Joseph Frattaroli, C.P.A. Employment Agreement (the “Frattaroli Employment Agreement”)

Mr. Frattaroli receives an annual base salary of $410,000 (with the increase from $400,000 to such rate effective March 1, 2023) and is eligible to receive an annual performance-based cash incentive with a target amount equal to 40% of his annual base salary, which incentive is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the year. The performance goals may include a number of factors, such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the adequacy of the Company’s working capital, investor relations, financial reporting and operations, analyst coverage, tax strategy, strategy for maintaining Nasdaq listing, budgeting and successful organizational growth.

Pursuant to the Frattaroli Employment Agreement, Mr. Frattaroli is subject to one-year post-termination non-competition and non-solicitation of employees and clients covenants. He is also bound by confidentiality obligations.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “Cause” or by Mr. Frattaroli for “Good Reason” that, in each case, occurs other than within 12 months following the consummation of a “Change in Control” (as such terms are defined in the Frattaroli Employment Agreement and summarized below), Mr. Frattaroli is entitled to receive: (i) an amount equal to nine months of his base salary, paid out in equal installments over a nine-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Mr. Frattaroli was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; and (iv) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to nine months following termination.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “Cause” or by Mr. Frattaroli for “Good Reason” that, in each case, occurs within 12 months following the consummation of a “Change in Control,” Mr. Frattaroli is entitled to receive: (i) an amount equal to 12 months of his base salary, paid in a lump sum; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) an amount equal to 100% of his-then target annual bonus, paid when annual bonuses are paid to other senior executives of the Company; (iv) payment of a pro-rated target annual bonus for the year of termination, with the pro-ration based on the number of days that Mr. Frattaroli was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (v) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to 12 months following termination; and (vi) full vesting for any outstanding, unvested equity awards granted to him by the Company.

The receipt of any termination benefits described above is subject to Mr. Frattaroli’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Frattaroli Employment Agreement.

To comply with Massachusetts law governing non-competition agreements, the Frattaroli Employment Agreement also provides for monthly severance payments in connection with any termination other than a termination by the Company without “Cause”, by Mr. Frattaroli for “Good Reason” or due to his death. Such severance payments are in an aggregate amount equal to one-half of Mr. Frattaroli’s highest annual base salary during the two years preceding termination. Such severance payments will be paid over either (i) a nine-month period in the event of a termination that is not in connection with a Change in Control, or (ii) a 12-month period in the event the termination occurs within 12 months following a Change in Control.

Under the Frattaroli Employment Agreement, “Cause” means generally any of Mr. Frattaroli’s: (i) commission of an act of disloyalty, dishonesty, breach of trust, fraud, misconduct, bad faith, embezzlement, misappropriation of Company assets, or destruction of Company property; (ii) gross negligence in the performance of employment duties; (iii) refusal, failure or willful nonfeasance to perform employment duties; (iv) failure to comply with Company policy (subject to a cure right); (v) conduct which is materially detrimental to the reputation, goodwill or business operation of the Company; (vi) conviction of, or plea of nolo contendere to, a felony; or (vii) a breach of the Frattaroli Employment Agreement by Mr. Frattaroli (subject to a cure right).

“Good Reason” and “Change in Control” under the Frattaroli Employment Agreement have the same meaning as those provided in the Werner Employment Agreement, as described above.

As previously disclosed in the Form 8-K dated January 16, 2024, in connection with Mr. Frattaroli’s planned retirement on March 31, 2024, the compensation committee of our board of directors has authorized the extension of the exercise period for each of Mr. Frattaroli’s vested option awards subject to time-based vesting until the original expiration date of each of such option award. Mr. Frattaroli will not be entitled to any severance in connection with such resignation.

Equity Compensation

On March 1, 2023, we granted, under our 2020 Plan (as defined below), an option to purchase 35,000 shares of our common stock to Dr. Werner and an option to purchase 15,000 shares of our common stock to Mr. Frattaroli, both of which are subject to time-based vesting. One third of each such option award will vest and become exercisable on March 1, 2024, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2024), subject generally to the relevant named executive officer’s continued service through each vesting date.

Also, on March 1, 2023, we granted, under our 2020 Plan, an option to purchase 17,500 shares of our common stock to Dr. Werner and an option to purchase 7,500 shares of our common stock to Mr. Frattaroli, both of which are subject to performance-based vesting.

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

As noted above, in connection with Mr. Frattaroli’s planned retirement on March 31, 2024, the compensation committee of our board of directors has authorized the extension of the exercise period for each of Mr. Frattaroli’s vested option awards subject to time-based vesting until the original expiration date of each of such option award.

Other Benefits

We maintain a Simple IRA retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the Simple IRA retirement savings plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax basis through contributions to the Simple IRA retirement savings plan. The Simple IRA retirement savings plan authorizes employer safe harbor matching contributions equal to 3% of covered compensation for eligible employees. The Simple IRA retirement savings plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement program, contributions to the Simple IRA retirement savings plan and the earnings on those contributions are not taxable to the employees until distributed from the Simple IRA retirement savings plan.

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans on the same basis as our other eligible employees and with the Company paying for 90% of the premiums due for participation in those plans, and with the remainder paid by the eligible employee. In addition, it is the Company’s practice to reimburse Dr. Werner $418.76 per month in respect of premiums that he pays on his life insurance policy. The Company also paid Dr. Werner $12,084 in 2023 and 2022 respectively for his automobile expenses.

Director Compensation

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman(2)	58,000	16,854	74,854
Dr. Roy Freeman(3)	49,000	16,854	65,854
Dr. Paul Grint(4)	64,000	16,854	80,854
Ms. Gisele Dion(5)	65,000	16,854	81,854
(1)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The calculation of the grant date fair value of the awards disclosed in this column includes a risk-free interest rate of 4.22%, expected volatility of 98.13%, expected term of 4 years and an expected dividend yield of 0%. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.
(2)
The aggregate number of shares of our common stock underlying stock options granted to Mr. Berman as of December 31, 2023, was 40,106.
(3)
The aggregate number of shares of our common stock underlying stock options granted to Dr. Freeman as of December 31, 2023, was 40,106.
(4)
The aggregate number of shares of our common stock underlying stock options granted to Dr. Grint as of December 31, 2023, was 40,106.
(5)
The aggregate number of shares of our common stock underlying stock options granted to Ms. Dion as of December 31, 2023, was 16,667.

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
•
$10,000 per year additionally for service as member of the audit committee (excluding committee chair);
•
$10,000 per year additionally for service as chair of the compensation committee;
•
$5,000 per year additionally for service as member of the compensation committee (excluding committee chair);
•
$8,000 per year additionally for service as chair of the corporate governance and nominating committee; and
•
$4,000 per year additionally for service as member of the corporate governance and nominating committee (excluding committee chair).

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Equity Compensation

Each new non-employee director is granted an option award to purchase 10,000 shares of our common stock, with 50% of such option award vesting on each of the first two anniversaries of the date of grant, and each current non-employee director is granted an annual option award to purchase 6,667 shares of our common stock, with vesting occurring in full on the earlier of (i) the one year anniversary of the date of grant and (ii) the day prior to the next annual meeting of stockholders. All vesting is subject to the non-employee director’s continued service on our board of directors.

On June 30, 2023, we granted to each non-employee director an option award to purchase 6,667 shares of our common stock, which option awards will vest in full on the earlier of (i) the one year anniversary of the date of grant and (ii) the day prior to the next annual meeting of stockholders, subject to the non-employee director’s continued service on our board of directors through that date. The Company intends to continue to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

Scientific Advisory Board Compensation

With the exception of Drs. Ted and Valina Dawson, each member of our scientific advisory board earns $400-600 per hour for his or her service as a member of our scientific advisory board. We also reimburse each member of our scientific advisory board for all reasonable and necessary expenses in connection with the performance of his or her services. Members of the scientific advisory board who are also our employees or directors receive no additional compensation for their service on the scientific advisory board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 1, 2024 by:

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

We have based our calculation of the percentage of beneficial ownership on 6,476,844 shares of our common stock outstanding on March 1, 2024. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 1, 2024, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 3350 Riverwood Parkway SE, Suite 1900, Atlanta, GA 30339.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Milton H. Werner, Ph.D.(1)	952,782	14.6%
Joseph Frattaroli, C.P.A.(2)	66,682	1.0%
Dennis Berman(3)	33,439	*
Roy Freeman, M.D.(4)	33,439	*
Paul Grint, M.D.(5)	33,439	*
Gisele Dion (6)	5,000	*
All executive officers and directors as a group (six- persons)	1,124,781	16.8%
5% Stockholders	—	—

* Represents beneficial ownership of less than one percent.

(1)
Consists of (a) 889,242 shares held of record by Milton H. Werner, Ph.D. and (b) 63,540 shares underlying options exercisable within 60 days of March 1, 2024.
(2)
Consists of (a) 7,357 shares held of record by Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, (b) 658 shares held directly and (c) 58,667 underlying options exercisable within 60 days of March 1, 2024.
(3)
Consists of 33,439 shares underlying options exercisable within 60 days of March 1, 2024.
(4)
Consists of 33,439 shares underlying options exercisable within 60 days of March 1, 2024.
(5)
Consists of 33,439 shares underlying options exercisable within 60 days of March 1, 2024.
(6)
Consists of 5,000 shares underlying options exercisable within 60 days of March 1, 2024.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Stock Options	839,523	$12.04	1,127,245
Warrants	2,266,133	$7.64	—
Equity Compensation Plans not approved by stockholders	—	—	—

We maintain the 2020 Plan, a stock option plan, which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our December 2020 initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2023, there were 1,127,245 shares reserved for issuance under the 2020 Plan that remained available. Prior to our December 2020 initial public offering we maintained the Company's Equity Incentive Plan (the "2011 Plan"). We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in that plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the sections titled “Directors, Executive Officers and Corporate Governance” and “Executive Compensation,” the following is a description of each transaction since January 1, 2022 or any currently proposed transaction in which:

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed by CohnReznick LLP in connection with audit and other services rendered during the past two fiscal years.

	December 31,
	2023	2022
Audit Fees (1)	$259,927	$238,900
Audit-Related Fees (2)	—	40,145
Tax Fees (3)	42,685	23,000
	$302,612	$302,045

(1)
Audit fees in 2023 and 2022 include fees related to the annual audit of the Company’s financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)
Audit related fees represent fees for professional services rendered during 2022 in connection with our 2019 NIH grants program (“Yellow Book”) audit. Audit related fees represent fees for professional services rendered during 2022 in connection with our 2021 and 2020 Yellow Book audits.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inhibikase Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders equity, and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Holmdel, New Jersey

March 27, 2024

Inhibikase Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$9,165,179	$7,188,553
Marketable securities	4,086,873	15,861,620
Accounts receivable	-	39,881
Prepaid research and development	219,817	1,117,616
Prepaid expenses and other current assets	739,179	163,452
Total current assets	14,211,048	24,371,122
Equipment and improvements, net	73,372	236,532
Right-of-use asset	222,227	328,643
Total assets	$14,506,647	$24,936,297
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$646,767	$1,151,173
Lease obligation, current	150,095	145,836
Accrued expenses and other current liabilities	2,259,955	2,398,436
Insurance premium financing payable	381,784	—
Total current liabilities	3,438,601	3,695,445
Lease obligations, net of current portion	90,124	205,451
Total liabilities	3,528,725	3,900,896
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; 0 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,186,280 and 4,224,294 shares issued and outstanding at December 31, 2023 and 2022	6,186	4,224
Additional paid-in capital	77,871,584	68,798,301
Accumulated other comprehensive income	877	104,718
Accumulated deficit	(66,900,725)	(47,871,842)
Total stockholders' equity	10,977,922	21,035,401
Total liabilities and stockholders’ equity	$14,506,647	$24,936,297

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2023	2022
Revenue:
Grant revenue	$260,501	$123,440
Total revenue	260,501	123,440
Costs and expenses:
Research and development	13,618,348	12,034,985
Selling, general and administrative	6,731,945	6,217,063
Total costs and expenses	20,350,293	18,252,048
Loss from operations	(20,089,792)	(18,128,608)
Interest income	1,060,909	74,453
Net loss	(19,028,883)	(18,054,155)
Other comprehensive (loss) income, net of tax:
Unrealized gains (losses) on marketable securities	(103,841)	104,718
Comprehensive loss	$(19,132,724)	$(17,949,437)
Net loss per share – basic and diluted	$(3.57)	$(4.28)
Weighted-average number of common shares – basic and diluted	5,333,096	4,223,099

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	4,212,317	$4,212	$68,229,024	$—	$(29,817,687)	$38,415,549
Stock-based compensation expense	—	—	458,147	—	—	458,147
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	11,977	12	111,130	—	—	111,142
Other comprehensive income				104,718		104,718
Net loss	—	—	—	—	(18,054,155)	(18,054,155)
Balance at December 31, 2022	4,224,294	4,224	68,798,301	104,718	(47,871,842)	21,035,401
Stock-based compensation expense	—	—	500,148	—	—	500,148
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	1,961,986	1,962	8,573,135	—	—	8,575,097
Other comprehensive loss				(103,841)	—	(103,841)
Net loss	—	—	—	—	(19,028,883)	(19,028,883)
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(19,028,883)	$(18,054,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	177,398	6,723
Stock-based compensation expense	500,148	458,147
Non-cash consulting and marketing fees	31,536	67,000
Changes in operating assets and liabilities:
Accounts receivable	39,881	70,258
Operating lease right‑of‑use assets	106,416	38,055
Prepaid expenses and other assets	(55,387)	1,339,273
Prepaid research and development	897,803	(1,010,616)
Accounts payable	(504,406)	61,395
Operating lease liabilities	(111,068)	(9,859)
Accrued expenses and other current liabilities	(138,481)	(317,324)
Net cash used in operating activities	(18,085,043)	(17,351,103)

Cash flows from investing activities
Purchases of equipment and improvements	(14,238)	(243,255)
Purchases of investments - marketable securities	(29,426,101)	(20,725,462)
Maturities of investments - marketable securities	41,097,005	4,963,009
Net cash provided by (used in) investing activities	11,656,666	(16,005,708)

Cash flows from financing activities
Issuance of common stock from exercise of stock options	—	44,142
Deferred offering costs	(138,556)	—
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	8,543,559	—
Repayments of note payable	—	(248,911)
Net cash provided by (used in) financing activities	8,405,003	(204,769)
Net increase (decrease) in cash and cash equivalents	1,976,626	(33,561,580)
Cash and cash equivalents at beginning of year	7,188,553	40,750,133
Cash and cash equivalents at end of year	$9,165,179	$7,188,553
Supplemental disclosures of cash flow information
Cash paid for interest	$—	$973
Insurance premium financing	$381,784	$—
Issuance costs	$1,456,479
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$5,553

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease.

We are also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia, or SP-CML. IkT-001Pro has completed a three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’).

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 was completed in 2023.

Going Concern

The Company has recognized recurring losses. At December 31, 2023, the Company had working capital of $10,772,447, an accumulated deficit of $66,900,725, cash and cash equivalents of $9,165,179, marketable securities of $4,086,873 and accounts payable and accrued expenses of $2,906,722.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in December 2020, June 2021 and January 2023 the Company raised approximately $14.6 million, $41.1 million and $8.5 million in net proceeds for working capital from its initial public offering (“IPO”), June 2021 Offering and January 2023 Offering, respectively.

The Company is subject to a variety of risks similar to other early-stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses, general and administrative expenses related to its product candidate programs and negative cash flows from operations. The Company anticipates costs and expenses to increase in the future as the Company continues to develop its product candidates.

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

The Company estimates that its working capital at December 31, 2023 and funds raised from the February 2024 At the Market Offering is sufficient to fund its normal operations into the first quarter of 2025.

These conditions raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year after the date the financial statements are issued. Management’s plan to alleviate the conditions that raise substantial doubt may include additional equity raises, suspending or delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for the Company to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2023 and 2022, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiary, IKT Securities Corporation, which was incorporated in the Commonwealth of Massachusetts in December 2021. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

For the years ended December 31, 2023 and 2022, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash and cash equivalents of $9.17 million and $7.19 million at December 31, 2023 and 2022, respectively.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any write‑offs of bad debt, and the Company did not have an allowance for doubtful accounts as of December 31, 2023 and 2022.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the years ended December 31, 2023 and 2022 the company incurred expenses of approximately $33 thousand and $23 thousand, respectively with a related party vendor included in research and development expenses. As at the years ended December 31, 2023 and 2022 the company had a payable balance with a related party vendor of approximately $14 thousand and $16 thousand, respectively included in accounts payable.

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

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 will change how companies account for credit losses for most financial assets and certain other instruments. For trade receivables, loans and held-to-maturity debt securities, companies will be required to recognize an allowance for credit losses rather than reducing the carrying value of the asset. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates to amend the effective date of ASU 2016-13, for entities eligible to be “smaller reporting companies,” as defined by the SEC, to be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt instruments by reducing the number of accounting models and the number of embedded features that could be recognized separately from the host contract. Consequently, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. ASU 2020-06 also requires use of the if-converted method in the diluted earnings per share calculation for convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years for smaller reporting companies, with early adoption permitted. The Company adopted ASU 2020-06 as of January 1, 2023, on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Issued, Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The guidance is to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the potential impact of adopting this new guidance on our consolidated financial statements and related disclosures.

3. Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2023	December 31, 2022
Accrued consulting	$49,395	$232,390
Accrued compensation	635,451	459,997
Accrued research and development	1,472,292	1,696,129
Accrued other	102,817	9,920
Total accrued expenses and other current liabilities	$2,259,955	$2,398,436

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of:

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,039,024	$—	$—	$8,039,024
Total	$8,039,024	$—	$—	$8,039,024

Marketable securities, available-for-sale:
U.S. treasury obligations	$4,086,873	$—	$—	$4,086,873
Total	$4,086,873	$—	$—	$4,086,873

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,304,405	$—	$—	$5,304,405
Total	$5,304,405	$—	$—	$5,304,405

Marketable securities, available-for-sale:
U.S. treasury obligations	$15,861,620	$—	$—	$15,861,620
Total	$15,861,620	$—	$—	$15,861,620

5. Marketable Securities

Marketable securities consisted of the following:

December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. treasury obligations	$4,085,996	$877	$—	$4,086,873
Total	$4,085,996	$877	$—	$4,086,873

December 31, 2022	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. treasury obligations	$15,756,902	$104,718	$—	$15,861,620
Total	$15,756,902	$104,718	$—	$15,861,620

As of December 31, 2023, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $877. As of December 31, 2022, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $104,718. All U.S. treasury obligations were due to mature in less than one year for the years ended December 31, 2023 and 2022, respectively.

The Company received proceeds of $41.1million from maturities of marketable securities for the year ended December 31, 2023. The Company received proceeds of $4.96 million from maturities of marketable securities for the year ended December 31, 2022

6. Equipment and Improvements

Equipment and Improvements, net
	Year ended December 31,
	2023	2022
Furniture and office equipment	$86,930	$72,692
Lab equipment	—	153,668
IT equipment	16,895	16,895
	103,825	243,255
Less: accumulated depreciation	30,453	6,723
Total	$73,372	$236,532

Depreciation expense for the year ended December 31, 2023 was $177,398. Depreciation expense for the year ended December 31, 2022 was $6,723.

7. Insurance Premium Financing Payable

	Year ended December 31,
	2023	2022
AON	$381,784	$—
Total insurance premium financing payable	$381,784	$—

Future principal payments on the insurance premium financing payable as of December 31, 2023, are as follows:

Year ended December 31,
2024	$381,784
Total payable	$381,784

Insurance premium financing Payable to AON

In December 2023, the Company entered into an insurance premium financing and security agreement with AON Premium Finance, LLC (“AON”). Under the agreement, the Company financed $381,784 of certain premiums at an 8.59% annual interest rate. As of December 31, 2023, the outstanding principal of the loan was $381,784 and is included on the balance sheet in Insurance premium financing payable. The final payment is due in December 2024.

8. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2023, a total 1,127,245 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

Share Issuances

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering"). The January 2023 Offering consisted of (i) 466,799 shares of Common Stock sold at $5.16 per share, (ii) Common Warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and (iii) Pre-Funded Warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $0.06, all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 67,830 shares of Common Stock with an exercise price of $6.45 and an expiration date of January 25, 2028. As of December 31, 2023 the institutional investor has exercised all 1,471,187 Pre-Funded Warrants.

The Company received net proceeds from the January 2023 Offering of approximately $8.5 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement with Piper Sandler & Co. by providing a notice of termination in accordance with the terms of the Equity Distribution Agreement (see Note 10).

In September 2023 and December 2023, the Company issued 12,000 shares respectively of its stock in exchange for digital media consulting services. The fair value of the stock was $17,280 and $14,280 respectively based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance is exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In January 2022, the Company issued 3,643 shares of its common stock in connection with the exercise of non-qualified stock options with a strike price of $12.12 per share. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

In February 2022, a corporate accredited investor subscribed for, and the Company issued, 8,334 shares of its common stock in exchange for consulting services. The fair value of the common stock was $67,000 based upon the closing price of the shares on the date of the transaction. Issuance costs were not material. No additional rights or options were granted to this accredited investor in connection with this issuance. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering.

9. Stock-Based Compensation

2020 Equity Incentive Plan

On July 21, 2020, the Company’s board of directors and its stockholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective immediately prior to the closing of the Company’s December 2020 IPO. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units to any of its employees, directors, consultants and other service providers or those of its affiliates. The board of directors has initially designated the compensation committee to administer the 2020 Plan. The compensation committee has broad authority to administer the plan and to determine the vesting conditions for awards. Neither the compensation committee nor the board of directors are authorized to reprice outstanding options or stock appreciation rights without shareholder consent. In addition, any amendments to increase the total number of shares reserved for issuance under the 2020 Plan or modification of the classes of participants eligible to awards requires ratification by the stockholders. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2020 Plan in connection with awards is limited to 1,441,667 shares.

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

Stock Options

During the years ended December 31, 2023 and 2022, the Company granted options with an aggregate fair value of $338,738 and $536,965, respectively, which are being amortized to expense over the vesting period of the options as the services are being provided.

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2021	609,895	$14.58	6.99
Granted	144,982	6.00	—
Exercised	(3,643)	12.12	—
Forfeited	(18,839)	7.68	—
Cancelled	—	—	—
Outstanding at December 31, 2022	732,395	13.14	6.20
Granted	111,668	3.03	—
Exercised	—	—	—
Forfeited	(4,540)	10.74	—
Cancelled	—	—	—
Outstanding at December 31, 2023	839,523	11.90	5.30
Exercisable at December 31, 2023	648,979	13.91	5.13

As of December 31, 2023, the intrinsic value of options outstanding was $0.0 million and 100% of the intrinsic value of options was exercisable. Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2023 and the exercise price of each in the money stock option award. We adjust for actual forfeitures as they occur.

There were no options to purchase stock that vested upon the achievement of performance conditions at December 31, 2023 or December 31, 2022.

The weighted-average fair values of options granted in the years ended December 31, 2023 and 2022 were $3.03 and $3.84 , per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2023	2022
Weighted-average risk-free interest rate	4.27%	2.17%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.45%	84.88%
Expected terms	4.38 years	4.39 years

The total fair values of stock options that vested during the years ended December 31, 2023 and 2022 were $608,539 and $618,157, respectively.

As of December 31, 2023, there was $173,738 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 2.37 years as of December 31, 2023.

Restricted Stock Units

During the years ended December 31, 2023 and 2022, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2023	2022
Research and development	$160,080	$120,671
Selling, general and administrative	340,068	337,476
Total stock-based compensation expense	$500,148	$458,147

10. ATM Program

On May 16, 2022, the Company entered into an Equity Distribution Agreement (the “Piper Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to $9.8 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

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

Effective January 25, 2023, the Company terminated the Piper Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement.

11. Warrants

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering"). The January 2023 Offering consisted of (i) 466,799 shares of Common Stock sold at $5.16 per share, (ii) Common Warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and (iii) Pre-Funded Warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $0.06, all issued to Armistice Capital Master Fund Ltd ("Armistice"). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 67,830 shares of Common Stock with an exercise price of $6.45 and an expiration date of January 25, 2028. As of December 31, 2023 the institutional investor has exercised all of their 1,471,187 Pre-Funded Warrants.

No warrants were entered in to or exercised for the year ended December 31, 2022.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Year ended December 31,
	2023	2022
Numerator:
Net loss	$(19,028,883)	$(18,054,155)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,333,096	4,223,099
Net loss per share applicable to common stockholders – basic and diluted	$(3.57)	$(4.28)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2023	2022
Options to purchase shares of stock	839,523	732,395
Warrants to purchase shares of stock	2,266,133	260,319
Total	3,105,656	992,714

13. Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $1.6 million which will begin to expire in varying amounts annually beginning in 2030 and $33.1 million of federal net operating losses with no expiration. At December 31, 2023, the Company had state net operating loss carryforwards of approximately $30.2 million which will begin to expire in varying amounts annually beginning in 2030. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses & tax credits before utilization. The Company has not yet conducted a study to determine if any such changes, including its 2020 IPO or 2021 underwritten public offering, have occurred that could limit the Company’s ability to use the net operating losses and tax credit carryforwards. As of December 31, 2023, the Company also has federal tax credits of $1.1 million which begin to expire in 2042.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Tax at statutory rate	21.00%	21.00%
State income taxes	5.54%	6.17%
Tax law change	1.37%	—
Stock-based compensation	(0.11)%	—
R&D Tax Credits	5.75%	—
Other	(0.05)%	0.03%
Change in valuation allowance	(33.50)%	(27.20)%
Effective tax rate	0.00%	0.00%

On October 4, 2023, Massachusetts enacted tax law changes which included the adoption of a single sales apportionment factor effective on January 1, 2025. As required under ASC 740, the Company has accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted, which has the impact of increasing its state deferred tax assets. The impact of the tax law change is offset by a change in valuation allowance.

The significant components of the Company’s deferred tax assets consist of the following at December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$9,179,115	$6,890,275
Capitalized research and development	5,669,202	2,854,530
Stock-based compensation	2,629,771	2,440,885
R&D tax credit carryforwards	1,093,839	—
Accrued expenses	187,393	199,961
Other	1,827	—
Total deferred tax assets	18,761,147	12,385,651
Deferred tax asset valuation allowance	(18,759,181)	(12,385,651)
Total deferred tax asset	$1,966	$—

Deferred tax liabilities:
Fixed Assets	$(1,966)	$—
Total deferred tax assets	$(1,966)	$—

Net deferred tax asset (liability)	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $6.4 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively. The increases in 2023 and 2022 are primarily related to each year’s taxable loss. The Company has no uncertain tax positions at December 31, 2023 and 2022 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available. As of December 31, 2023, the Company was open to examination in the U.S. federal and certain state jurisdictions for all of the Company’s tax years since the net operating losses may potentially be utilized in future years to reduce taxable income. Since the Company is in a loss carryforward position, it is generally subject to examination by the U.S. federal, state, and local income tax authorities for all tax years in which a loss carryforward is available.

The Tax Cuts and Jobs Act ("TCJA") resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after Dec. 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years—both using a midyear convention. During the year ended December 31, 2023, the Company capitalized for tax purposes $12.6 million and $0.7 million of domestic and foreign R&D expenses, respectively.

14. Commitments and Contingencies

Operating Leases

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025 or a remaining lease period of 1.5 years. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing 12% which is the Company's incremental borrowing rate. The right-of-use asset had a balance of $222,227 at December 31, 2023. The operating lease obligations totaled $240,219 at December 31, 2023, of which $150,095 is included under current liabilities and $90,124 is included under non-current liabilities. The Company recorded lease expense relating to the Office Lease of $141,182 and short-term payments of $23,281 for the year ended December 31, 2023 and lease expense relating to the Office Lease of $56,114 and short-term payments of $58,756 for the year ended December 31, 2022 included in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent. As of December 31, 2023, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets related to the Office Lease.

Future minimum lease payments under these leases at December 31, 2023, are presented by calendar year as follows:

Year
2024	$150,095
2025	114,966
Total lease payments	265,061
Less: imputed interest	(24,842)
Present value of operating lease liabilities	$240,219

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

As of December 31, 2023, and 2022, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

License Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement, or the Sphaera Agreement, with Sphaera Pharma Pte. Ltd., or Sphaera, to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its pre-existing intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, we have the exclusive right to commercialize thirteen of the twenty-four linkers detailed in the filed patent applications, collectively, the Company Compounds, including the linker attached to imatinib that comprises IkT-001Pro, with the remaining nine linkers owned by Sphaera, collectively, the Sphaera Compounds. Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless we abandon the Company Compounds. We have notified Sphaera that we do not intend to abandon the Company Compounds. We do not currently have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound that has been abandoned by the other party for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound. In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity.

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility of the Company.

As consideration for its services, Sphaera has received a fixed fee of $160,000 and may be entitled to certain milestone payments, none of which have yet to have been reached, and single-digit royalty payments of a percentage of annual net sales and sublicenses were a compound covered by this agreement ever commercialized:

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

15. Simple Retirement Account for Employees (the “Simple IRA”)

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. Company contributions under the Simple IRA were $59,511 and $48,408 for the years ended December 31, 2023 and 2022, respectively.

16. Subsequent Events

On February 1, 2024, the Company entered into an Equity Distribution Agreement (the “Wainwright Agreement”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of the day of this Report, 290,564 Shares have been sold under the Agreement with net proceeds from the Agent of $777,910 to the Company.

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

(3) The information required by this Item is set forth on the exhibit index of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	6/29/2023
3.3	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Kubera North America, Inc., dated October 5, 2018	S-1	333-240036	4.3	07/23/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1A	333-240036	4.4	09/15/2020
4.5	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.6	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.7	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.8	Form of Pre-Funded Warrant	8-K	001-39676	4.1	01/26/2023
4.9	Form of Private Common Warrant	8-K	001-39676	4.2	01/26/2023
4.10	Form of PIPE Pre-Funded Warrant	8-K	001-39676	4.3	01/26/2023
4.11	Form of PIPE Common Warrant	8-K	001-39676	4.4	01/26/2023
4.12	Form of Placement Agent Warrant	8-K	001-39676	4.5	01/26/2023
10.1	License Agreement, by and between Inhibikase Therapeutics, Inc. and Emory University, dated June 8, 2010	S-1	333-240036	10.1	07/23/2020
10.2	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.3	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.4#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.5#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020

10.6#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated April 1, 2014	S-1	333-240036	10.6	07/23/2020
10.7#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner Ph.D., effective upon the completion of the Company’s Initial Public Offering	S-1	333-240036	10.7	07/23/2020
10.8#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018	S-1	333-240036	10.8	07/23/2020
10.9	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020
10.10	Form of Inhibikase Therapeutics, Inc. Subscription Agreement	S-1	333-240036	10.10	07/23/2020
10.11	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated July 19, 2018	S-1	333-240036	10.11	07/23/2020
10.12	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated August 31, 2018	S-1	333-240036	10.12	07/23/2020
10.13	Side Letter to Subscription Agreement of Joseph Ventures Allium, LLC, dated June 15, 2018	S-1	333-240036	10.13	07/23/2020
10.14	Lease Agreement, dated June 5, 2020, by and between Inhibikase Therapeutics, Inc. and Regus Management Group, LLC	S-1	333-240036	10.14	07/23/2020
10.15	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
10.16	Form of Representative’s Warrant Agreement	8-K	001-39676	4.2	06/16/2021
10.17#	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated December 28, 2020.	8-K	001-39676	10.1	03/08/2022
10.18#	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018.	8-K	001-39676	10.2	03/08/2022
10.19	Form of Stock Option Grant Notice and Award Agreement	8-K	001-39676	10.3	03/08/2022
10.20#	Form of Director Offer Letter	8-K	001-39676	10.1	09/01/2022
10.21	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)	8-K	001-39676	10.1	01/26/2023
10.22	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)	8-K	001-39676	10.2	01/26/2023
10.23	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	001-39676	10.3	01/26/2023
10.24	At The Market Offering Agreement, dated February 1, 2024, by and between Inhibikase Therapeutics, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-39676	10.1	02/01/2024
14.1	Code of Ethics					X
21.1	Subsidiaries of the Registrant	10-K	001-39676	21.1	03/31/2023
23.1	Consent of Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Clawback Policy	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Company Name

Date: March 27, 2024	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MILTON H. WERNER, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2024
Milton H. Werner, Ph.D.

/s/ JOSEPH FRATTAROLI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2024
Joseph Frattaroli

/s/ GISELE DION	Director	March 27, 2024
Gisele Dion

/s/ ROY FREEMAN, M.D.	Director	March 27, 2024
Roy Freeman, M.D.

/s/ PAUL GRINT, M.D.	Director	March 27, 2024
Paul Grint, M.D.

/s/ DENNIS BERMAN	Director	March 27, 2024
Dennis Berman