Form 10-Q
period 2024-03-31
Inhibikase Therapeutics, Inc.
filed 2024-05-15
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 6,476,844 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$2,353,346	$9,165,179
Marketable securities	7,396,009	4,086,873
Accounts receivable	-	-
Prepaid research and development	207,422	219,817
Prepaid expenses and other current assets	851,057	739,179
Total current assets	10,807,834	14,211,048
Equipment and improvements, net	66,804	73,372
Right-of-use asset	193,460	222,227
Total assets	$11,068,098	$14,506,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,293,755	$646,767
Lease obligation, current	151,159	150,095
Accrued expenses and other current liabilities	2,507,589	2,259,955
Insurance premium financing payable	280,614	381,784
Total current liabilities	4,233,117	3,438,601
Lease obligation, net of current portion	58,330	90,124
Total liabilities	4,291,447	3,528,725
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,476,844 and 6,186,280 shares issued and outstanding at March 31, 2024 and December 31, 2023	6,477	6,186
Additional paid-in capital	78,322,334	77,871,584
Accumulated other comprehensive (loss) income	(1,800)	877
Accumulated deficit	(71,550,360)	(66,900,725)
Total stockholders' equity	6,776,651	10,977,922
Total liabilities and stockholders’ equity	$11,068,098	$14,506,647

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue:
Grant revenue	$—	$64,521
Total revenue	—	64,521
Costs and expenses:
Research and development	2,751,279	2,854,119
Selling, general and administrative	2,031,081	1,925,351
Total costs and expenses	4,782,360	4,779,470
Loss from operations	(4,782,360)	(4,714,949)
Interest income	132,725	237,171
Net loss	(4,649,635)	(4,477,778)
Other comprehensive income (loss), net of tax
Unrealized (loss) gains on marketable securities	(2,677)	61,104
Comprehensive loss	$(4,652,312)	$(4,416,674)
Net loss per share – basic and diluted	$(0.73)	$(0.98)
Weighted-average number of common shares – basic and diluted	6,340,697	4,585,013

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922
Stock-based compensation expense	—	—	53,434	—	—	53,434
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	290,564	291	397,316	—	—	397,607
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Net loss	—	—	—	—	(4,649,635)	(4,649,635)
Balance at March 31, 2024	6,476,844	$6,477	$78,322,334	$(1,800)	$(71,550,360)	$6,776,651

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	971,532	972	8,541,970	—	—	8,542,942
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	5,195,826	$5,196	$77,463,544	$165,822	$(52,349,620)	$25,284,942

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,649,635)	$(4,477,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,568	5,043
Stock-based compensation expense	53,434	123,273
Changes in operating assets and liabilities:
Accounts receivable	—	(24,638)
Operating lease right‑of‑use assets	28,767	25,380
Prepaid expenses and other assets	(14,719)	(759,312)
Prepaid research and development	12,395	194,488
Accounts payable	479,267	(192,095)
Operating lease liabilities	(30,729)	(26,276)
Accrued expenses and other current liabilities	247,634	(840,215)
Net cash used in operating activities	(3,867,018)	(5,972,130)

Cash flows from investing activities
Purchases of investments - marketable securities	(8,432,571)	(21,611,032)
Maturities of investments - marketable securities	5,120,757	15,772,190
Net cash used in investing activities	(3,311,814)	(5,838,842)

Cash flows from financing activities
Deferred offering costs	(30,608)	—
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	397,607	8,579,023
Net cash provided by financing activities	366,999	8,579,023
Net decrease in cash and cash equivalents	(6,811,833)	(3,231,949)
Cash and cash equivalents at beginning of period	9,165,179	7,188,553
Cash and cash equivalents at end of period	$2,353,346	$3,956,604
Supplemental disclosures of cash flow information
Issuance costs	$407,329	$1,420,398
Non cash financing activities
Deferred offering costs	$167,721	$—

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

2.
Going Concern

The Company has recognized recurring losses. At March 31, 2024, the Company had working capital of $6,574,717, an accumulated deficit of $71,550,360, cash and cash equivalents of $2,353,346, marketable securities of $7,396,009 and accounts payable and accrued expenses of $3,801,344.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in December 2020, June 2021 and January 2023, the Company raised approximately $14.6 million, $41.1 million and $8.5 million in net proceeds for working capital from its initial public offering (“IPO”), June 2021 Offering and January 2023 Offering, respectively.

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

The Company estimates that its working capital at March 31, 2024 including the funds raised from the February 2024 At the Market Offering is sufficient to fund its normal operations through November 2024.

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

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2023 balance sheet was derived from December 31, 2023 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2024. The condensed unaudited consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

For the three months ended March 31, 2024, the Company did not report any revenues. For the three months ended March 31, 2023, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the period ended March 31, 2024 and 2023 the Company incurred expenses of approximately $90 thousand and $0 thousand, respectively with a related party vendor included in research and development expenses. As at the period ended March 31, 2024 and December 31, 2023 the Company had a payable balance with a related party vendor of approximately $109 thousand and $57 thousand, respectively included in accounts payable and accrued expenses.

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

Estimated Useful Economic Life
Leasehold property improvements, right of use assets	Lesser of lease term or useful life
Furniture and office equipment	3-5 years
Lab equipment	3 Years
IT equipment	3 years

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of March 31, 2024:

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,707,544	$—	$—	$1,707,544
Total	$1,707,544	$—	$—	$1,707,544

Marketable securities, available-for-sale:
U.S. treasury obligations	$7,396,009	$—	$—	$7,396,009
Total	$7,396,009	$—	$—	$7,396,009

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,039,024	$—	$—	$8,039,024
Total	$8,039,024	$—	$—	$8,039,024

Marketable securities, available-for-sale:
U.S. treasury obligations	$4,086,873	$—	$—	$4,086,873
Total	$4,086,873	$—	$—	$4,086,873

5.
Marketable Securities

Marketable securities consisted of the following as of March 31, 2024:

March 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$7,397,809	$—	$(1,800)	$7,396,009
Total	$7,397,809	$—	$(1,800)	$7,396,009

December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,085,996	$877	$—	$4,086,873
Total	$4,085,996	$877	$—	$4,086,873

As of March 31, 2024, the Company held twenty one U.S. Treasury debt securities that were in an unrealized loss position totaling $1,800. As of December 31, 2023, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $877. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended March 31, 2024 and December 31, 2023, respectively.

The Company received proceeds of $5.1 million from maturities of marketable securities for the period ended March 31, 2024. The Company received proceeds of $41.1 million from maturities of marketable securities for the year ended December 31, 2023. The Company did not realize any gains or losses from maturities of marketable securities for the period ended March 31, 2024 or the year ended December 31, 2023.

6.
Equipment and Improvements

Equipment and Improvements, net
	March 31,	December 31,
	2024	2023
Furniture and office equipment	$86,930	$86,930
IT equipment	16,895	16,895
	103,825	103,825
Less: Accumulated Depreciation	37,021	30,453
Total	$66,804	$73,372

Depreciation expense for the period ended March 31, 2024 was $6,568 and for the year ended December 31, 2023 was $177,398.

7.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Accrued consulting	$68,460	$49,395
Accrued compensation	325,059	635,451
Accrued research and development	2,088,509	1,472,292
Accrued other	25,561	102,817
Total accrued expenses and other current liabilities	$2,507,589	$2,259,955

8.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2024, a total of 1,215,481 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of March 31, 2024, 290,564 ATM Shares have been sold under the Agreement with net proceeds of $397,607 to the Company.

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

The Company received net proceeds from the January 2023 Offering of approximately $8.5 million. Effective January 25, 2023, the Company terminated the Equity Distribution Agreement with Piper Sandler & Co. by providing a notice of termination in accordance with the terms of the Equity Distribution Agreement.

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

Stock Options

During the three months ended March 31, 2024, the Company granted 18,039 options with a weighted average strike price of $2.55 to purchase common stock to certain employees that will vest annually in 3 equal parts over 3 years. The total aggregate grant date fair value of all options granted was $34,494.

During the three months ended March 31, 2023, the Company granted 50,000 options with a weighted average strike price of $4.44 to purchase common stock to certain employees that will vest annually in 3 equal parts over 3 years. The Company granted 25,000 performance-based options with a weighted average strike price of $4.44 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $243,155.

During the three months ended March 31, 2024 and 2023 no performance conditions were met.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended March 31,
	2024	2023
Research and development	$17,931	$38,618
Selling, general and administrative	35,503	84,655
Total stock-based compensation expense	$53,434	$123,273

10.
ATM Program

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of March 31, 2024, 290,564 ATM Shares have been sold under the Agreement with net proceeds of $397,607 to the Company.

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(4,649,635)	$(4,477,778)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	6,340,697	4,585,013
Net loss per share applicable to common stockholders – basic and diluted	$(0.73)	$(0.98)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Options to purchase shares of stock	846,666	804,368
Warrants to purchase shares of stock	2,266,136	3,232,587
Total	3,112,802	4,036,955

12.
Income Taxes

During the three months ended March 31, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

13.
Commitments and Contingencies

Litigation

On April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), that alleges to be a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera. Pivot alleges breach of contract by the Company for failure to pay milestone payments and seeks damages of $1.625 million in milestone payments plus interest. The Company believes that Pivot’s claims are without merit and that the Company hasn’t owed and doesn’t owe any milestone payments to Pivot. The Company intends to vigorously dispute Pivot’s claims. The Company’s response to the demand for arbitration is due by June 17, 2024. The parties have agreed to mediate before arbitration.

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $193,460 at March 31, 2024. The operating lease obligations totaled $209,489 at March 31, 2024, of which $151,159 is included under current liabilities and $58,330 is included under non-current liabilities. The Company recorded lease expense of $35,296 for the three months ended March 31, 2024 included in selling, general and administrative expenses. The Company recorded lease expense relating to the Office Lease of $35,296 and other short-term payments of $5,653 for the three months ended March 31, 2024 and lease expense relating to the Office Lease of $35,296 and short-term payments of $5,788 for the three months ended March 31, 2023 in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of March 31, 2024, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under these leases at March 31, 2024, are presented by calendar year as follows:

Year
2024	$112,837
2025	114,966
Total lease payments	227,803
Less: imputed interest	(18,314)
Present value of operating lease liabilities	$209,489

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

We believe it is important to communicate our expectations. However, forward-looking statements are based on our current expectations, assumptions, estimates, approximations and projections about our business and our industry and management’s beliefs, all of which are subject to change. Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors. Accordingly, our actual results and the timing of certain events may differ materially and adversely from those expressed or implied in such forward-looking statements due to a variety of factors and risks, including, but not limited to, those set forth in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our unaudited condensed consolidated financial statements and notes thereto included in this Report, those set forth from time to time in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and the following factors and risks:

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
•
There is substantial doubt regarding our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our clinical trials or other operations;
•
While the U.S. Food and Drug Administration, or FDA, lifted the clinical holds with respect to the Risvodetinib (IkT-148009) programs relating to Parkinson’s disease and MSA, we may be subject to further clinical holds by the FDA in the future;
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
•
The regulatory approval processes of the FDA, European Medicines Agency, and comparable foreign regulatory authorities are lengthy, time consuming, and inherently unpredictable. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies;
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

All forward-looking statements included in this Report are made as of the date hereof, in each case based on information available to us as of the date hereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law. If we do update one or more forward-looking statements, no inference should be drawn that we will make updates with respect to other forward-looking statements or that we will make any further updates to those forward-looking statements at any future time.

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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal, or GI, tract. In January, 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening up to 34 sites in the U.S. As of May 10, 2024, 32 sites are open and actively evaluating prospective trial participants. As of May 10, 2024, 99 participants have been enrolled, 15 prospective participants are in medical screening and 22 potential participants are being evaluated for suitability to initiate medical screening. 44 participants have completed the 12-week dosing period. As of May 10, 2024, 20 participants gave rise to 25 mild and 3 moderate possibly treatment-related adverse events have been reported across all enrolled patients taking Risvodetinib (IkT-148009). Depending on the timing of the last enrolled patient, results from this trial may be reported in the second half of 2024. Monthly site enrollments have increased month-over-month since our patient outreach program was initiated. As such, we believe a more rapid path to enrollment is emerging through the public outreach/awareness campaign led by the ‘the201trial.com’ website. The emerging path to complete enrollment has prompted us to take further advantage of this multi-dose study by planning to extend the 201 trial by up to 12 months, subject to additional resources. In addition, emerging biomarker data from the 201 trial evaluating pathological alpha-synuclein in multiple tissues and fluids supported our recent grant submissions to the National Institute of Neurological Disease and Stroke. One of these grants, if approved, will introduce our novel monoclonal antibody to track phospho-Tyr39-alpha-synuclein in the clinical trial setting, which we believe in turn will enhance the meaning of biomarker measurements. We believe the utilization of this antibody in tissue biopsy and fluid analysis will enable us to confirm target engagement and evaluate the effect of Risvodetinib (IkT-148009) on the underlying pathology responsible for disease.

The twelve-week 201 trial is evaluating three doses in participants who have untreated Parkinson’s disease on a staggered schedule and is placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. The recent analysis of 11 patients who participated in the 201 trial prior to the temporary clinical hold issued by the FDA in November, 2022, which was lifted in January, 2023, suggested that Risvodetinib (IkT-148009) may have some effect on disease. These participants were withdrawn from the trial following the FDA’s temporary clinical hold. As detailed at the Movement Disorder Society Congress held August 2023, the primary secondary endpoint is a functional assessment comprised of the sum of Parts 2 and 3 of the Movement Disorder Society Universal Parkinson’s Disease Rating Scale (MDS-UPDRS Parts II+III). This sum showed an average -8.7 point improvement in the three participants on the 200 mg dose relative to baseline, while three placebo participants increased by +1.7 points; this represents an average spread of -10.4 points. A lower (or negative) change relative to placebo of greater than -3 to -6 points might be considered a measure of improvement. Given the small sample size on this dose, we believe it is premature to conclude a clinical benefit, but this observation reinforces our desire to extend the trial for an additional 12 months to potentially obtain a clear picture of clinical benefit over a total measurement of 15 months. Blinded functional assessment and biomarker data supports the trial extension and may reinforce the observations made from the 11 unblinded patients.

In March 2023, we opened our Investigational New Drug Application, or IND, for Risvodetinib (IkT-148009) as a treatment for the Parkinson’s-related orphan disease Multiple System Atrophy, or MSA. Our evaluation of Risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Two different animal studies were undertaken to evaluate whether Risvodetinib (IkT-148009) could have an impact on disease in the animal. One model evaluated the ability of Risvodetinib (IkT-148009) to modify disease early in its progression, while the second model is evaluating whether Risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. The second model evaluating Risvodetinib (IkT-148009) late in the disease course is ongoing. In addition, Risvodetinib (IkT-148009) was recently given Orphan Drug Designation by the FDA for the treatment of MSA. We plan to initiate a Phase 2 study in MSA patients in up to nineteen sites in the EU, and up to six sites in the U.S. involving at least 120 patients, and we are presently seeking non-dilutive resources to initiate and execute this trial in its entirety. The proposed Phase 2 study will have a primary efficacy endpoint following once daily dosing at one of several dose levels for 12-months. We plan to submit complementary regulatory documents for Risvodetinib (IkT-148009) to European Union authorities in 2024.

We are also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia, or SP-CML. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) has completed with IkT-001Pro. The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate. As of the date of this Report, bioequivalence to 400 mg imatinib mesylate has been established to our satisfaction for a 600 mg dose of IkT-001Pro. We further evaluated 600 mg imatinib mesylate and believe that a 900 mg dose of IkT-001Pro is the preferred dose of IkT-001Pro to deliver a dose of imatinib equivalent to 600 mg imatinib mesylate. We studied 800 mg IkT-001Pro and found it to be nearly equivalent to 600 mg imatinib mesylate. We may study higher doses of IkT-001Pro to cover the full range of doses approved for imatinib mesylate to treat up to 11 adult and pediatric blood cancers.

On January 19, 2024, members of the Company along with its medical oncology consultants met with the FDA Review Team (the “Review Team”) from the Division of Hematologic Malignancies in a Pre-New Drug Application, or NDA, meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IkT-001Pro provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IkT-001Pro that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are in alignment with the FDA and are initiating the necessary pre-clinical test to evaluate this further to ensure that delivery of imatinib by IkT-001Pro mimics imatinib mesylate in all respects. Finally, a number of recommendations were discussed to prevent the potential mix-up between 001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. To ensure that we meet the manufacturing requirements for approval, we will request milestone-based meetings with the Review Team as we complete the required manufacturing and quality control processes.

We are also evaluating the application of IkT-001Pro to pulmonary arterial hypertension (PAH). PAH is a rare disease of the pulmonary microvasculature with about 30,000 cases in the U.S., mostly in women between the ages of 30 and 60. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 5.4% between 2024 to 2030. Most treatments for PAH attempt to address symptoms of this progressive disorder, but in the early 2010s, imatinib delivered by imatinib mesylate was shown to be a disease-modifying therapy for PAH. Co-administration of medications with harmful drug-drug interactions precluded the approval of imatinib as add-on therapy in PAH. Today, on the other hand, changes to standard-of-care for these patients has reduced the safety risk from imatinib treatment in PAH in our view. As such, on April 5, 2024, members of the Company met with the FDA Division of Cardiology and Nephrology in a pre-IND meeting to discuss the Company’s plan to utilize IkT-001Pro at 300 mg or 450 mg in a Phase 2/3 efficacy, safety and tolerability trial in World Health Organization Functional Class I patients. At the meeting, the FDA confirmed that IkT-001Pro would be viewed as a New Molecular Entity (NME) for PAH and that the appropriate path for approval is the 505(b)(2) statute. This opens up the possibility of IkT-001Pro being granted NME and patent exclusivity on approval. The period of exclusivity would be evaluated once the NDA is filed. The FDA requested that we conduct a comparative cell-culture based study of the hERG ion channel, a standard cardiovascular safety test performed for any NME for which a new IND is to be opened. The Company plans to complete this study later in the quarter or in early third quarter and file the IND. The Company is in active discussion with potential strategic partners on this program. The Company has also applied for Orphan Drug Designation for delivery of imatinib by IkT-001Pro for PAH.

We have also improved drug delivery of Risvodetinib (IkT-148009) through development of a tablet formulation, which we measured to nearly double the concentration of Risvodetinib (IkT-148009) delivered relative to the same dose previously administered as a gelatin capsule. This provides the opportunity to lower the effective oral dose, which could lead to further safety and tolerability improvements for Risvodetinib (IkT-148009). The Company plans to introduce the tablet formulation into the 12-month extension study, once implemented, as well as in all future clinical trials.

Finally, we are evaluating a number of research phase molecules (IkT-148x and BIP 4-7) for a variety of neurodegenerative disease indications across our pre-clinical development pipeline.

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

We currently have commercialization rights to all of our development programs and patent protection in the United States until 2033 for IkT-001Pro and 2036 for Risvodetinib (IkT-148009). Additional patent filings could extend this period of exclusivity.

As of April 10, 2024, our patent portfolio included: (i) nine issued patents and four pending patent applications in the United States and (ii) eleven issued foreign patents and four pending foreign patent applications. The patents in this portfolio, and patents that may issue from the applications in this portfolio, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

Two families contain patents and applications covering (a) certain compositions of matter comprising IkT-001Pro; and (b) methods of treating certain diseases using IkT-001Pro. These families include two issued U.S. patents and one pending U.S. patent application. The patents will expire in 2033, not taking into account any potential patent-term adjustments or extensions that may be available in the future. The pending application is a U.S. provisional patent application that was filed in 2024. Future patent applications that are entitled to claim priority to this provisional application may issue as patents that would expire in 2044 or 2045, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

Three families contain patents and applications covering (a) certain compositions of matter comprising IkT-148009 or IkT-01427; and (b) methods of treating certain diseases using IkT-148009 or IkT-01427. These families include seven issued U.S. patents and three pending U.S. patent applications. The patents within these families, and patents that may issue from the applications in these families, will expire between 2036 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future. One of the pending applications is a U.S. provisional patent application that was filed in 2024. Future patent applications that are entitled to claim priority to this provisional application may issue as patents that would expire in 2044 or 2045, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

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

	Three Months Ended March 31,
	2024	2023	Change
PD	$2,343,896	$1,757,447	$586,449
MSA	43,352	75,300	(31,948)
CML	80,220	818,046	(737,826)
Other research and development expenses	283,811	203,326	80,485
Total research and development expenses	$2,751,279	$2,854,119	(102,840)

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023.

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended March 31,		Change
	2024	2023	($)	(%)
	(unaudited)
Grant revenue	$—	$64,521	$(64,521)	(100.0)
Research and development	(2,751,279)	(2,854,119)	102,840	(3.6)
Selling, general and administrative	(2,031,081)	(1,925,351)	(105,730)	5.5
Loss from operations	(4,782,360)	(4,714,949)	(67,411)	1.4
Interest income	132,725	237,171	(104,446)	(44.0)
Net loss	$(4,649,635)	$(4,477,778)	$(171,857)	3.8

Grant Revenue

Grant revenue for the three months ended March 31, 2024, decreased by $64,521 or 100.0% to $0 from $64,521 in the prior comparable period. During 2024, the Company continued to advance its Phase I and II clinical trials which were not submitted for grant revenue.

Research and Development

Research and development expenses decreased by $102,840 or 3.6% to $2,751,279 from $2,854,119 in the prior comparable period. The $0.1 million decrease in research and development expenses was due to a decrease of $0.7 million in IkT-001 Pro expenses offset by a $0.6 million increase in Risvodetinib (IkT-148009) expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $105,730 or 5.5% to $2,031,081 from $1,925,351 in the prior comparable period. The $0.1 million increase was primarily driven by a $0.18 million increase in legal and consulting fees, and a $0.08 million net decrease in all other normal selling, general and administrative expenses.

Interest Income

Interest income decreased by $0.11 million or 44.0% to $0.13 million from $0.24 million in the prior comparable period. The decrease was driven by interest earned on U.S. Treasuries and money market instruments.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants. From our inception through March 31, 2024, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, and January 2023, the Company raised approximately $14.6 million, $41.1 million, and $8.5 million, respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, and its January 2023 Offering, respectively.

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, in an aggregate offering price of up to $5,659,255 through the Agent. Under the terms of the ATM, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. As of March 31, 2024, 290,564 ATM Shares have been sold under the Agreement with net proceeds of $397,607 to the Company.

At March 31, 2024, the Company had working capital of $6,574,717, an accumulated deficit of $71,550,360, cash and cash equivalents of $2,353,346, marketable securities of $7,396,009 and accounts payable, accrued expenses and other current liabilities of $3,801,344.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $71,550,360 at March 31, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $6,574,717 at March 31, 2024. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

We have identified conditions and events that raise doubt about our ability to continue as a going concern and our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements for the years ended December 31, 2023 and 2022 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. These conditions raise substantial doubt regarding our ability to continue as a going concern for a period of one year after the date the financial statements included in this Report are issued. Our management’s plans to alleviate the conditions that raise substantial doubt may include suspending or delaying certain research projects and capital expenditures and eliminating certain future operating expenses in order to fund operations at reduced levels for us to continue as a going concern for a period of 12 months from the date the financial statements are issued.

We believe that our existing cash resources as of March 31, 2024 will enable us to fund our operating requirements through November 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,867,018)	$(5,972,130)

Net cash used in investing activities	(3,311,814)	(5,838,842)

Net cash provided by financing activities	366,999	8,579,023
Net decrease in cash and cash equivalents	$(6,811,833)	$(3,231,949)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2024, totaled $3,867,018, and consisted primarily of a net loss of $4,649,635 adjusted for non-cash stock compensation of $53,434, depreciation and lease expense of $4,606, a decrease in prepaid expenses and other assets of $14,719, increase in prepaid research and development of $12,395, an increase in accounts payable of $479,267, and an increase in accrued expenses and other current liabilities of $247,634.

Net cash flows used in operating activities for the three months ended March 31, 2023, totaled $5,972,130, and consisted primarily of a net loss of $4,477,778 adjusted for non-cash stock compensation of $123,273, depreciation and lease expense of $4,147, a decrease in accounts receivable of $24,638, decrease in prepaid expenses and other assets of $759,312, an increase in prepaid research and development of $194,488, decrease in accounts payable of $192,095, and a decrease in accrued expenses and other current liabilities of $840,215.

Cash Used in Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2024, totaled $3.3 million, of which $8.4 million was used for the purchase of marketable securities investments and $5.1 million was provided by maturity of marketable securities.

Net cash flows used in investing activities for the three months ended March 31, 2023, totaled $5.8 million, of which $21.6 million was used for the purchase of marketable securities investments and $15.8 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2024 totaled $366,999, which consisted of net proceeds from issuance of common stock in connection with our ATM Offering of $397,607 and $30,608 paid in deferred offering costs.

Net cash flows used in financing activities for the three months ended March 31, 2023, totaled $8,579,023, which consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our January 2023 Offering.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $227,803, consisting of minimum annual rental obligations of $112,837 for fiscal year 2024 and $114,966 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), that alleges to be a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera. Pivot alleges breach of contract by the Company for failure to pay milestone payments and seeks damages of $1.625 million in milestone payments plus interest. The Company believes that Pivot’s claims are without merit and that the Company hasn’t owed and doesn’t owe any milestone payments to Pivot. The Company intends to vigorously dispute Pivot’s claims. The Company’s response to the demand for arbitration is due by June 17, 2024. The parties have agreed to mediate before arbitration.

Item 1A. Risk Factors.

Not applicable as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	6/29/2023
3.3	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.3	001-39676	12/29/2020
4.1	Form of Pre-Funded Warrant	8-K	4.1	001-39676	01/26/2023
4.2	Form of Private Common Warrant	8-K	4.2	001-39676	01/26/2023
4.3	Form of PIPE Pre-Funded Warrant	8-K	4.3	001-39676	01/26/2023
4.4	Form of PIPE Common Warrant	8-K	4.4	001-39676	01/26/2023
4.5	Form of Placement Agent Warrant	8-K	4.5	001-39676	01/26/2023
10.1	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)	8-K	10.1	001-39676	01/26/2023
10.2	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.2	001-39676	01/26/2023
10.3	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	10.3	001-39676	01/26/2023
10.4	At The Market Offering Agreement, dated February 1, 2024, by and between Inhibikase Therapeutics, Inc. and H.C.	8-K	10.1	001-39676	02/01/2024
10.5	Employment Agreement between Inhibikase Therapeutics, Inc. and Garth Lees-Rolfe, dated as of April 1, 2024	S-1	10.18	333-278844	04/19/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: May 15, 2024	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ GARTH LEES-ROLFE
Garth Lees-Rolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)