Form 10-Q
period 2024-06-30
Inhibikase Therapeutics, Inc.
filed 2024-08-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 7,464,070 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$3,086,455	$9,165,179
Marketable securities	4,853,559	4,086,873
Prepaid research and development	306,300	219,817
Prepaid expenses and other current assets	356,487	739,179
Total current assets	8,602,801	14,211,048
Equipment and improvements, net	60,235	73,372
Right-of-use asset	163,762	222,227
Total assets	$8,826,798	$14,506,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,340,538	$646,767
Lease obligation, current	152,224	150,095
Accrued expenses and other current liabilities	2,034,525	2,259,955
Insurance premium financing payable	177,256	381,784
Total current liabilities	3,704,543	3,438,601
Lease obligation, net of current portion	25,606	90,124
Total liabilities	3,730,149	3,528,725
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,216,145 and 6,186,280 shares issued and outstanding at June 30, 2024 and December 31, 2023	7,216	6,186
Additional paid-in capital	81,600,425	77,871,584
Accumulated other comprehensive (loss) income	(1,024)	877
Accumulated deficit	(76,509,968)	(66,900,725)
Total stockholders' equity	5,096,649	10,977,922
Total liabilities and stockholders’ equity	$8,826,798	$14,506,647

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Grant revenue	$—	$116,410	$—	$180,931
Total revenue	—	116,410	—	180,931
Costs and expenses:
Research and development	3,075,830	4,535,698	5,827,109	7,389,817
Selling, general and administrative	1,974,705	1,783,113	4,005,786	3,708,464
Total costs and expenses	5,050,535	6,318,811	9,832,895	11,098,281
Loss from operations	(5,050,535)	(6,202,401)	(9,832,895)	(10,917,350)
Interest income	90,927	424,435	223,652	661,606
Net loss	(4,959,608)	(5,777,966)	(9,609,243)	(10,255,744)
Other comprehensive income (loss), net of tax
Unrealized gains (loss) on marketable securities	776	(167,536)	(1,901)	(106,432)
Comprehensive loss	$(4,958,832)	$(5,945,502)	$(9,611,144)	$(10,362,176)
Net loss per share – basic and diluted	$(0.66)	$(0.94)	$(1.38)	$(1.74)
Weighted-average number of common shares – basic and diluted	7,535,667	6,162,280	6,939,779	5,883,895

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922
Stock-based compensation expense	—	—	53,434	—	—	53,434
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	290,564	291	397,316	—	—	397,607
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Net loss	—	—	—	—	(4,649,635)	(4,649,635)
Balance at March 31, 2024	6,476,844	6,477	78,322,334	(1,800)	(71,550,360)	6,776,651
Stock-based compensation expense	—	—	30,697	—	—	30,697
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	739,301	739	3,247,394	—	—	3,248,133
Other comprehensive income	—	—	—	776	—	776
Net loss	—	—	—	—	(4,959,608)	(4,959,608)
Balance at June 30, 2024	7,216,145	$7,216	$81,600,425	$(1,024)	$(76,509,968)	$5,096,649

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	971,532	972	8,541,970	—	—	8,542,942
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	5,195,826	5,196	77,463,544	165,822	(52,349,620)	25,284,942
Stock-based compensation expense	—	—	124,845	—	—	124,845
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	95,000	95	—	—	—	95
Other comprehensive loss	—	—	—	(167,536)	—	(167,536)
Net loss	—	—	—	—	(5,777,966)	(5,777,966)
Balance at June 30, 2023	5,290,826	$5,291	$77,588,389	$(1,714)	$(58,127,586)	$19,464,380

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(9,609,243)	$(10,255,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13,137	164,247
Stock-based compensation expense	84,131	248,118
Changes in operating assets and liabilities:
Accounts receivable	—	(39,721)
Operating lease right‑of‑use assets	58,465	51,551
Prepaid expenses and other assets	30,719	(380,471)
Prepaid research and development	(86,483)	692,387
Accounts payable	875,701	(397,027)
Operating lease liabilities	(62,389)	(53,350)
Accrued expenses and other current liabilities	(225,430)	(567,509)
Net cash used in operating activities	(8,921,392)	(10,537,519)

Cash flows from investing activities
Purchases of equipment and improvements	—	(14,238)
Purchases of investments - marketable securities	(9,209,545)	(18,681,260)
Maturities of investments - marketable securities	8,440,958	15,406,535
Net cash used in investing activities	(768,587)	(3,288,963)

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	3,611,255	8,543,037
Net cash provided by financing activities	3,611,255	8,543,037
Net decrease in cash and cash equivalents	(6,078,724)	(5,283,445)
Cash and cash equivalents at beginning of period	9,165,179	7,188,553
Cash and cash equivalents at end of period	$3,086,455	$1,905,108
Supplemental disclosures of non-cash financing activities
Non-cash financing costs	$(181,930)	—
Supplemental disclosures of cash flow information
Issuance costs	$1,203,350	$1,456,479

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal tract, or GI. In January 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’ (www.the201trial.com), for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease. In June 2024, the 201 trial was fully enrolled.

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

We are also evaluating the application of IkT-001Pro to pulmonary arterial hypertension (PAH). The Company has filed an Investigational New Drug Application, or IND, with the Food and Drug Administration, or FDA.

For both IkT-148009 and IkT-001Pro, we have completed clinical batch manufacturing of a film-coated tablet formulation. The bioequivalence studies with IkT-001Pro have already implemented these tablets into the study. A pharmacokinetic bridging study with two different tablet formulations of IkT-148009 was completed in 2023.

2.
Going Concern

The Company has incurred recurring losses. At June 30, 2024, the Company had working capital of $4,898,258, an accumulated deficit of $76,509,968, cash and cash equivalents of $3,086,455, marketable securities of $4,853,559 and accounts payable and accrued expenses of $3,375,063.

The future success of the Company is dependent on its ability to successfully obtain additional working capital, obtain regulatory approval for and successfully launch and commercialize its product candidates and to ultimately attain profitable operations. Historically, the Company has funded its operations primarily through cash received in connection with revenue from its various grant programs. In addition, in December 2020, June 2021, January 2023 and May 2024, the Company raised approximately $14.6 million, $41.1 million, $8.5 million and $3.2 million in net proceeds for working capital from its initial public offering (“IPO”), June 2021 Offering, January 2023 Offering and May 2024 Offering, respectively.

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

The Company estimates that its working capital at June 30, 2024, including the funds raised from the May 2024 Offering is sufficient to fund its normal operations into December, 2024.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2023 balance sheet was derived from December 31, 2023 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

For the three and six months ended June 30, 2024, the Company did not report any revenues. For the three and six months ended June 30, 2023, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the three and six months ended June 30, 2024, the Company incurred expenses of approximately $175 thousand and $297 thousand, respectively, with a related party vendor included in research and development expenses. During the three and six months ended June 30, 2023, the Company did not incur any expenses with a related party vendor that were included in research and development expenses. As at the period ended June 30, 2024 and December 31, 2023, the Company had a payable or accrued expense balance with a related party vendor of approximately $125 thousand and $57 thousand, respectively, included in accounts payable and accrued expenses.

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

Marketable Securities

The Company's marketable securities consist of U.S. Treasury securities with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses, if any, are included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of June 30, 2024:

	Fair Value Measurements as of June 30, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,012,040	$—	$—	$1,012,040
Total	$1,012,040	$—	$—	$1,012,040

Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,853,559	$—	$—	$4,853,559
Total	$4,853,559	$—	$—	$4,853,559

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,039,024	$—	$—	$8,039,024
Total	$8,039,024	$—	$—	$8,039,024

Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,086,873	$—	$—	$4,086,873
Total	$4,086,873	$—	$—	$4,086,873

5.
Marketable Securities

Marketable securities consisted of the following as of:

June 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,854,583	$—	$(1,024)	$4,853,559
Total	$4,854,583	$—	$(1,024)	$4,853,559

December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,085,996	$877	$—	$4,086,873
Total	$4,085,996	$877	$—	$4,086,873

As of June 30, 2024, the Company held 18 U.S. Treasury debt securities that were in an unrealized loss position totaling $1,024. As of December 31, 2023, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $877. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended June 30, 2024 and December 31, 2023, respectively.

The Company received proceeds of $8.4 million from maturities of marketable securities for the six months ended June 30, 2024. The Company received proceeds of $41.1 million from maturities of marketable securities for the year ended December 31, 2023. The Company did not realize any gains or losses from maturities of marketable securities for the period ended June 30, 2024 or the year ended December 31, 2023.

6.
Equipment and Improvements

Equipment and Improvements, net
	June 30,	December 31,
	2024	2023
Furniture and office equipment	$86,930	$86,930
IT equipment	16,895	16,895
	103,825	103,825
Less: Accumulated depreciation	43,590	30,453
Total	$60,235	$73,372

Depreciation expense for the three and six months ended June 30, 2024 was $6,569 and $13,137, respectively. Depreciation expense for the three and six months ended June 30, 2023 was $159,204 and $164,247, respectively.

7.
Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Accrued consulting	$54,298	$49,395
Accrued compensation	486,956	635,451
Accrued research and development	1,482,340	1,472,292
Accrued other	10,931	102,817
Total accrued expenses and other current liabilities	$2,034,525	$2,259,955

8.
Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2024, a total of 3,589,232 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended. On May 20, 2024, the Company reduced the aggregate offering price to $50,000, not including the shares of common stock previously sold.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of June 30, 2024, 315,338 ATM Shares have been sold under the Agreement with net proceeds of $820,509 to the Company.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering"). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the one-year anniversary from the date of stockholder approval, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the five-year anniversary from the date of stockholder approval. All of the warrants in the May 2024 Offering were issued to a single investor. As of the date of issuance, the investor exercised 247,925 Pre-Funded Common Warrants. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 ("January 2023 Existing Warrants"). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock ("January 2023 New Warrants"). Each will have an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants will expire on the one-year anniversary from the date of stockholder approval and the Series D Common Warrants will expire on the five-year anniversary from the date of stockholder approval.

The repricing of the January 2023 Existing Warrants and issuance of the Series C Common Warrants and the Series D Common Warrants is considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the "Equity Issuance" classification under that guidance as the reason for the modification was to induce the holder to cash exercise their warrants, resulting in the imminent exercise of the January 2023 Existing Warrants, which raised equity capital and generated net proceeds for the Company of approximately $1.0 million. The total fair value of the consideration of the modification includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification) and the initial fair value of the January 2023 New Warrants. The fair values were calculated using the Black-Scholes model and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants was $1.8 million.

9.
Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company.

Stock Options

During the six months ended June 30, 2024, the Company granted 188,039 options with a weighted average strike price of $2.12 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years or (ii) vest on the first anniversary of the grant of such option in the mount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter. The Company granted 45,000 performance-based options with a weighted average strike price of $2.16 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $359,032. During the three months ended June 30, 2024, certain performance conditions were met.

During the six months ended June 30, 2023, the Company granted 86,669 options with a weighted average strike price of $2.81 to purchase common stock to certain employees that will either (i) vest annually in three equal parts over three years or (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter. The Company granted 25,000 performance-based options with a weighted average strike price of $1.33 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $338,738. During the six months ended June 30, 2023, no performance conditions were met.

For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense if, and to the extent that, we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date we reach this conclusion through the estimated vesting date.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$(7,706)	$40,259	$10,224	$78,876
Selling, general and administrative	38,403	84,586	73,907	169,242
Total stock-based compensation expense	$30,697	$124,845	$84,131	$248,118

10.
ATM Program

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended. On May 20, 2024, the Company reduced the aggregate offering price to $50,000, not including the shares of common stock previously sold.

Subject to the terms and conditions of the Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares, and may at any time suspend sales under the Agreement or terminate the Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of June 30, 2024, 315,338 ATM Shares have been sold under the Agreement with net proceeds of $820,509 to the Company.

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes pre-funded warrants and shares held in abeyance from date of issuance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(4,959,608)	$(5,777,966)	$(9,609,243)	$(10,255,744)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	7,535,667	6,162,280	6,939,779	5,883,895
Net loss per share applicable to common stockholders – basic and diluted	$(0.66)	$(0.94)	$(1.38)	$(1.74)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Six Months Ended June 30,
	2024	2023
Options to purchase shares of stock	1,020,280	835,913
Warrants to purchase shares of stock	7,985,965	3,137,590
Total	9,006,245	3,973,503

12.
Income Taxes

During the three and six months ended June 30, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

13.
Commitments and Contingencies

Litigation

On April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), that alleges to be a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera (the "Agreement"). Pivot alleges breach of contract by the Company for failure to pay milestone payments and seeks damages of $1.625 million in milestone payments plus interest. The Company believes that Pivot’s claims are without merit and that the Company hasn’t owed and doesn’t owe any milestone payments to Pivot. The Company intends to vigorously dispute Pivot’s claims. The parties have agreed to mediate before arbitrating and a mediation is scheduled for September 6, 2024.

On June 17, 2024, the Company filed an answering statement and counterclaim, in which Inhibikase disputed Pivot’s claims and counterclaimed that Sphaera had breached the Agreement by failing to complete properly the drug development work required by the Agreement, causing the Company over $900,000 in damages.

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $163,762 at June 30, 2024. The operating lease obligations totaled $177,830 at June 30, 2024, of which $152,224 is included under current liabilities and $25,606 is included under non-current liabilities. The Company recorded lease expense of $32,296 and $70,591 and other short-term payments of $5,653 and $11,306 for the three and six months ended June 30, 2024, respectively in selling, general and administrative expenses and lease expense relating to the Office Lease of $35,296 and $70,591 and other short-term payments of $5,788 and $11,576 for the three and six months ended June 30, 2023, respectively in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of June 30, 2024, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under this lease at June 30, 2024, are presented by calendar year as follows:

Year
2024	$75,580
2025	114,966
Total lease payments	190,546
Less: imputed interest	(12,716)
Present value of operating lease liabilities	$177,830

14. Correction of Prior Period Immaterial Error:

The Company has identified an immaterial error in the Company's previously issued consolidated financial statements related to net loss per share and weighted-average number of common shares outstanding. The error pertains to the exclusion of pre-funded warrants from the January 2023 transaction in the weighted-average number of common shares used in the calculation of net loss per share, the effect of which improves net loss per share.

In evaluating whether the previously issued Consolidated Financial Statements were materially misstated for the interim or annual periods prior to December 31, 2023, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded that the effect of the errors on prior period annual financial statements was immaterial. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. This is because if left uncorrected over time the difference to weighted-average shares outstanding could have grown to be material. Correcting prior-year financial statements for such immaterial misstatements does not require previously filed reports to be amended.

The adjustment required to correct the misstatement in the financial statements for the three and six months ended June 30, 2023 is reflected in these consolidated statements of operations which are presented on a comparative basis with those for the three and six months ended June 30, 2024.

In accordance with ASC 250, Accounting Changes and Error Correction, the Company is hereby reporting the correction of the weighted-average common shares outstanding and net loss per share line items of its consolidated interim statements of operations for 2023 and its consolidated 2023 statement of operations.

The Company's consolidated statements of operations have been revised from the amounts previously reported to correct the error as shown in the tables below.

	As Previously Reported	As Adjusted
	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2023
Numerator:
Net loss	$(4,477,778)	$(4,477,778)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	4,585,013	5,582,631
Net loss per share applicable to common stockholders – basic and diluted	$(0.98)	$(0.80)

	As Previously Reported	As Adjusted
	Three Months Ended June 30,	Three Months Ended June 30,
	2023	2023
Numerator:
Net loss	$(5,777,966)	$(5,777,966)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,226,101	6,162,280
Net loss per share applicable to common stockholders – basic and diluted	$(1.11)	$(0.94)

	As Previously Reported	As Adjusted
	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2023
Numerator:
Net loss	$(10,255,744)	$(10,255,744)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	4,918,206	5,883,895
Net loss per share applicable to common stockholders – basic and diluted	$(2.09)	$(1.74)

	As Previously Reported	As Adjusted
	Three Months Ended September 30,	Three Months Ended September 30,
	2023	2023
Numerator:
Net loss	$(4,595,199)	$(4,595,199)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,342,337	6,162,671
Net loss per share applicable to common stockholders – basic and diluted	$(0.86)	$(0.75)

	As Previously Reported	As Adjusted
	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
Numerator:
Net loss	$(14,850,943)	$(14,850,943)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	5,060,447	5,977,841
Net loss per share applicable to common stockholders – basic and diluted	$(2.93)	$(2.48)

	As Previously Reported	As Adjusted
	Year ended December 31,	Year ended December 31,
	2023	2023
Numerator:
Net loss	$(19,028,883)	$(19,028,883)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted (restated)	5,333,096	6,028,210
Net loss per share applicable to common stockholders – basic and diluted (restated)	$(3.57)	$(3.16)

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
•
While the U.S. Food and Drug Administration, or FDA, lifted the clinical holds with respect to the Risvodetinib (IkT-148009) programs relating to Parkinson’s disease and Multiple System Atrophy, or MSA, we may be subject to further clinical holds by the FDA in the future;
•
Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales, we may never generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable;

•
The wars between Russia and Ukraine and between Israel and Hamas could materially adversely affect our business, results of operations, and financial condition;
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
•
We have identified a material weakness in our internal control over financial reporting as of June 30, 2024 relating to a non-routine transaction associated with pre-funded warrants that impacted the calculation of net loss per share. If we are not able to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in our internal control over financial reporting in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, and we may conclude that our internal control over financial reporting is not effective, which may adversely affect our business.

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

Correction of Prior Period Immaterial Error

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the correction of prior period immaterial errors in the previously reported Condensed Consolidated Financial Statements. For additional information and a detailed discussion of the correction, see Note 14, “Correction of Prior Period Immaterial Errors.”

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of Parkinson’s disease (“PD”), Parkinson’s-related disorders and other diseases of the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has a primary focus on neurodegeneration and its lead program utilizing Risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases, targets the treatment of Parkinson’s disease inside and outside the brain as well as other diseases that arise from Abelson Tyrosine Kinases. In 2021, we commenced clinical development of Risvodetinib (IkT-148009), which we believe can modify the course of Parkinson’s disease including its manifestation in the gastrointestinal, or GI, tract. In January 2023, the Company initiated its Phase 2 program, termed ‘the 201 trial’, for Risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and began the process of opening up to 32 sites in the U.S. As of June 17, 2024, 32 sites are open and the trial was fully enrolled. As of June 29, 2024, 41 mild and 8 moderate possibly treatment-related adverse events have been reported across all enrolled patients taking Risvodetinib (IkT-148009). Results from this trial will be reported in the fourth quarter of 2024. This multi-dose study is planned to be extended by up to 12 months subject to additional financing. In addition, emerging biomarker data from the 201 trial evaluating pathological alpha-synuclein in multiple tissues and fluids supported our recent grant submissions to the National Institute of Neurological Disease and Stroke. One of these grants, if approved, will introduce our novel monoclonal antibody to track phospho-Tyr-alpha-synuclein in the clinical trial setting, which we believe in turn will enhance the meaning of biomarker measurements. We believe the utilization of this antibody in tissue biopsy and fluid analysis will enable us to confirm target engagement and evaluate the effect of Risvodetinib (IkT-148009) on the underlying pathology responsible for disease.

The twelve-week 201 trial is evaluating three doses in participants who have untreated Parkinson’s disease on a staggered schedule and is placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial are safety and tolerability and a hierarchy of 15 secondary endpoints will evaluate treatment benefit in the brain and GI tract. The recent analysis of 11 patients who participated in the 201 trial prior to the temporary clinical hold issued by the FDA in November, 2022, which was lifted in January, 2023, suggested that Risvodetinib (IkT-148009) may have some effect on disease. These participants were withdrawn from the trial following the FDA’s temporary clinical hold. As detailed at the Movement Disorder Society Congress held August 2023, a key secondary endpoint is a functional assessment comprised of the sum of Parts 2 and 3 of the Movement Disorder Society Universal Parkinson’s Disease Rating Scale (MDS-UPDRS Parts II+III). This sum showed an average -8.7 point improvement in the three participants on the 200 mg dose relative to baseline, while three placebo participants increased by +1.7 points; this represents an average spread of -10.4 points. A lower (or negative) change relative to placebo of greater than -3 to -6 points might be considered a measure of improvement. Given the small sample size on this dose, we believe it is premature to conclude a clinical benefit, but this observation reinforces our desire to extend the trial for an additional 12 months to potentially obtain a clear picture of clinical benefit over a total measurement of 15 months. Blinded functional assessment and biomarker data supports the trial extension and may reinforce the observations made from the 11 unblinded patients.

In March 2023, we opened our Investigational New Drug Application, or IND, for Risvodetinib (IkT-148009) as a treatment for the Parkinson’s-related orphan disease Multiple System Atrophy, or MSA. Our evaluation of Risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of Risvodetinib (IkT-148009) as a therapy for MSA. Two different animal studies were undertaken to evaluate whether Risvodetinib (IkT-148009) could have an impact on disease in the animal. One model evaluated the ability of Risvodetinib (IkT-148009) to modify disease early in its progression, while the second model is evaluating whether Risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. The second model evaluating Risvodetinib (IkT-148009) late in the disease course is ongoing. In addition, Risvodetinib (IkT-148009) was recently given Orphan Drug Designation by the FDA for the treatment of MSA. We are working with the National Institute of Neurological Diseases and Stroke to possibly initiate a Phase 2/3 program to evaluate Risvodetinib (IkT-148009) as a treatment for MSA through a clinical trial network supported by the Institute. The proposed Phase 2/3 study will have a primary efficacy endpoint following once daily dosing at one of two dose levels for twelve months. We plan to submit complementary regulatory documents for Risvodetinib (IkT-148009) to European Union authorities in 2024.

We are also developing platform technologies to improve delivery of protein kinase inhibitors in patients. One example of our potential ability to improve drug delivery is IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, which is intended to treat Stable Phase Chronic Myelogenous Leukemia, or SP-CML. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) has been completed with IkT-001Pro. The study was designed to evaluate the 96-hour pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate. As of the date of this Report, bioequivalence to 400 mg imatinib mesylate has been established to our satisfaction for a 600 mg dose of IkT-001Pro. We further evaluated 600 mg imatinib mesylate and believe that a dose between 800 mg and 900 mg of IkT-001Pro is the preferred dose of IkT-001Pro to deliver a dose of imatinib equivalent to 600 mg imatinib mesylate. We studied 800 mg IkT-001Pro and found it to be nearly equivalent to 600 mg imatinib mesylate. We may study higher doses of IkT-001Pro to cover the full range of doses approved for imatinib mesylate to treat up to 11 adult and pediatric blood cancers.

On January 19, 2024, members of the Company along with its medical oncology consultants met with the FDA Review Team (the “Review Team”) from the Division of Hematologic Malignancies in a Pre-New Drug Application, or NDA, meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IkT-001Pro provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IkT-001Pro that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. This evaluation is now ongoing. Finally, a number of recommendations were discussed to prevent the potential mix-up between IkT-001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. To ensure that we meet the manufacturing requirements for approval, we will request milestone-based meetings with the Review Team as we complete the required manufacturing and quality control processes.

We are also evaluating the application of IkT-001Pro to pulmonary arterial hypertension (PAH). PAH is a rare disease of the pulmonary microvasculature with about 30,000 cases in the U.S., mostly in women between the ages of 30 and 60. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 5.4% between 2024 to 2030. Most treatments for PAH attempt to address symptoms of this progressive disorder, but in the early 2010s, imatinib delivered by imatinib mesylate was shown to be a disease-modifying therapy for PAH. Co-administration of medications with harmful drug-drug interactions precluded the approval of imatinib as add-on therapy in PAH. Today, due to changes to standard-of-care for these patients, we believe the safety risk has been reduced and we plan to evaluate imatinib delivered by IkT-001Pro for PAH. As such, on April 5, 2024, members of the Company met with the FDA Division of Cardiology and Nephrology in a pre-IND meeting to discuss the Company’s plan to utilize IkT-001Pro at 300 mg or 450 mg in a Phase 2/3 efficacy, safety and tolerability trial in World Health Organization Functional Class I patients. At the meeting, the FDA confirmed that IkT-001Pro would be viewed as a New Molecular Entity (NME) for PAH and that the appropriate path for approval appears to be the 505(b)(2) statute. This opens up the possibility of IkT-001Pro being granted NME and patent exclusivity on approval. The period of exclusivity would be evaluated once the NDA is filed. The FDA requested that we conduct a comparative cell-culture based study of the hERG ion channel, a standard cardiovascular safety test performed for any NME for which a new IND is to be opened. The Company has completed this study and filed the IND on August 9, 2024. The Company is in active discussion with potential strategic partners on this program. The Company has also applied for Orphan Drug Designation for delivery of imatinib by IkT-001Pro for PAH.

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

As of August 1, 2024, our patent portfolio included: (i) nine issued patents and four pending patent applications in the United States and (ii) eleven issued foreign patents and four pending foreign patent applications. The patents in this portfolio, and patents that may issue from the applications in this portfolio, will expire between 2033 and 2037, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

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

	Three Months Ended June 30,
	2024	2023	Change
PD	$2,666,108	$2,493,338	$172,770
MSA	50,953	104,106	(53,153)
CML	44,403	1,493,957	(1,449,554)
Other research and development expenses	314,366	444,297	(129,931)
Total research and development expenses	$3,075,830	$4,535,698	(1,459,868)

	Six Months Ended June 30,
	2024	2023	Change
PD	$5,010,004	$4,250,785	$759,219
MSA	94,305	179,406	(85,101)
CML	124,623	2,312,003	(2,187,380)
Other research and development expenses	598,177	647,623	(49,446)
Total research and development expenses	$5,827,109	$7,389,817	(1,562,708)

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023.

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended June 30,		Change
	2024	2023	($)	(%)
	(unaudited)
Grant revenue	$—	$116,410	$(116,410)	(100.0)
Research and development	(3,075,830)	(4,535,698)	1,459,868	(32.2)
Selling, general and administrative	(1,974,705)	(1,783,113)	(191,592)	10.7
Loss from operations	(5,050,535)	(6,202,401)	1,151,866	18.6
Interest income	90,927	424,435	(333,508)	(78.6)
Net loss	$(4,959,608)	$(5,777,966)	$818,358	14.2

Grant Revenue

Grant revenue for the three months ended June 30, 2024, decreased by $116,410 or 100.0% to $0 from $116,410 in the prior comparable period. During 2024, the Company continued to advance its Phase I and II clinical trials which were not submitted for grant revenue.

Research and Development

Research and development expenses decreased by $1,459,868 or 32.2% to $3,075,830 from $4,535,698 in the prior comparable period. The $1.5 million decrease in research and development expenses was due to a decrease of $1.4 million in IkT-001 Pro expenses due to the completion of the three-part dose finding/dose equivalence study in 2023 and a net decrease of $0.1 million in other research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $191,592 or 10.7% to $1,974,705 from $1,783,113 in the prior comparable period. The $0.2 million increase was primarily driven by a $0.4 million increase in legal and consulting fees partially offset by a $0.1 million decrease in D&O insurance and a $0.1 million net decrease in all other normal selling, general and administrative expenses.

Interest Income

Interest income decreased by $333,508 or 78.6% to $90,927 from $424,435 in the prior comparable period. The decrease was driven by a reduction in interest earned on U.S. Treasuries and money market instruments.

Comparison of the Six Months Ended June 30, 2024 and 2023.

The following table sets forth the significant components of our results of operations:

	For the Six Months Ended June 30,		Change
	2024	2023	($)	(%)
	(unaudited)
Grant revenue	$—	$180,931	$(180,931)	(100.0)
Research and development	(5,827,109)	(7,389,817)	1,562,708	(21.1)
Selling, general and administrative	(4,005,786)	(3,708,464)	(297,322)	8.0
Loss from operations	(9,832,895)	(10,917,350)	1,084,455	(9.9)
Interest income	223,652	661,606	(437,954)	(66.2)
Net loss	$(9,609,243)	$(10,255,744)	$646,501	(6.3)

Grant Revenue

Grant revenue for the six months ended June 30, 2024, decreased by $180,931 or 100% to $0 from $180,931 in the prior comparable period. During 2024, the Company continued to advance its Phase I and Phase II clinical trials which were not submitted for grant revenue.

Research and Development

Research and development expenses decreased by $1,562,708 or 21.1% to $5,827,109 from $7,389,817 in the prior comparable period. The $1,562,708 decrease in research and development expenses was due to a decrease of $2.2 million in IkT-001 Pro expenses due to the completion of the three-part dose finding/dose equivalence study in 2023 partially offset by $0.8 million increase in Risvodetinib (IkT-148009) expenses and a net decrease of $0.2 million in other research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $297,322 or 8% to 4,005,786 from $3,708,464 in the prior comparable period. The $297,322 increase was primarily driven by a $0.5 million increase in legal and consulting fees partially offset by a $0.2 million decrease in D&O insurance, a $0.1 million decrease in investor relations costs and a $0.1 million net increase in all other normal selling, general and administrative expenses.

Interest Income

Interest income decreased by $437,954 or 66.2% to $223,652 from $661,606 in the prior comparable period. The decrease was driven by a reduction in interest earned on U.S. Treasuries and money market instruments.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 IPO, we funded our operations primarily through private, state and federal contracts and grants. From our inception through June 30, 2024, we generated aggregate cash proceeds of approximately $23.6 million from private, state and federal contracts and grants. In December 2020, June 2021, January 2023, and May 2024, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, and $3.2 million respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, its January 2023 Offering, and its May 2024 Offering, respectively.

On February 1, 2024, the Company entered into an ATM with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its Common Stock, in an aggregate offering price of up to $5.7 million through the Agent. Under the terms of the ATM, the Agent may sell the shares of Common Stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 20, 2024, the Company reduced the aggregate offering price to $50,000, not including the shares of common stock previously sold. As of June 30, 2024, 315,338 Shares have been sold under the Agreement with net proceeds of $820,509 to the Company.

At June 30, 2024, the Company had working capital of $4,898,258, an accumulated deficit of $76,509,968, cash and cash equivalents of $3,086,455, marketable securities of $4,853,559 and accounts payable, accrued expenses and other current liabilities of $3,375,063.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $76,509,968 at June 30, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

The Company had working capital of $4,898,258 at June 30, 2024. The Company intends to raise additional working capital in order to carry on its operations and current clinical trials. However, as certain elements of the Company’s operating plan are outside of the Company’s control, including the receipt of anticipated future grants and funding from a future capital raise, they cannot be considered probable. If the Company does not receive additional working capital from future anticipated grants and future anticipated capital raises, its operating plan will be limited in scope to operating at its pre-IPO levels which were limited to basic research and development but excluded current and planned future clinical trials.

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

We believe that our existing cash resources as of June 30, 2024 will enable us to fund our operating requirements into December, 2024. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,921,392)	$(10,537,519)

Net cash used in investing activities	(768,587)	(3,288,963)

Net cash provided by financing activities	3,611,255	8,543,037
Net decrease in cash and cash equivalents	$(6,078,724)	$(5,283,445)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2024 , totaled $8,921,392, and consisted primarily of a net loss of $9.6 million adjusted for non-cash stock compensation of $0.1 million, a decrease in prepaid research and development of $0.1 million, an increase in accounts payable of $0.9 million, and a decrease in accrued expenses and other current liabilities of $0.2 million.

Net cash flows used in operating activities for the six months ended June 30, 2023, totaled $10,537,519, and consisted primarily of a net loss of $10.3 million adjusted for non-cash stock compensation of $0.2 million, depreciation and lease expense of $0.2 million, a decrease in accounts receivable of $39,721, decrease in prepaid expenses and other assets of $0.4 million, an increase in prepaid research and development of $0.7 million, decrease in accounts payable of $0.4 million, and a decrease in accrued expenses and other current liabilities of $0.6 million.

Cash Used in Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2024, totaled $768,587, of which $9.2 million was used for the purchase of marketable securities investments and $8.4 million was provided by maturity of marketable securities.

Net cash flows used in investing activities for the six months ended June 30, 2023, totaled $3,288,963, of which $18.7 million was used for the purchase of marketable securities investments and $15.4 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2024, totaled $3,611,255, which consisted of net proceeds from issuance of common stock and pre-funded warrants in with connection our May 2024 Offering and our ATM Offering.

Net cash flows provided by financing activities for the six months ended June 30, 2023, totaled $8,543,037, consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our January 2023 Offering.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $190,546, consisting of minimum annual rental obligations of $75,580 for fiscal year 2024 and $114,966 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024 and at December 31, 2023. The material weakness related to a non-routine transaction associated with the exclusion of pre-funded warrants in the weighted-average number of common shares used in the calculation of net loss per share.

In response to the material weakness described above, during the quarter ended June 30, 2024, we have strengthened internal controls to ensure all aspects of accounting treatment and disclosure are evaluated as part of non-routine accounting transactions.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three and six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), that alleges to be a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera (the "Agreement"). Pivot alleges breach of contract by the Company for failure to pay milestone payments and seeks damages of $1.625 million in milestone payments plus interest. The Company believes that Pivot’s claims are without merit and that the Company hasn’t owed and doesn’t owe any milestone payments to Pivot. The Company intends to vigorously dispute Pivot’s claims. The parties have agreed to mediate before arbitrating and a mediation is scheduled for September 6, 2024.

On June 17, 2024, the Company filed an answering statement and counterclaim, in which the Company disputed Pivot’s claims and counterclaimed that Sphaera had breached the Agreement by failing to complete properly the drug development work required by the Agreement, causing the Company over $900,000 in damages.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have identified a material weakness in our internal control over financial reporting, as of June 30, 2024, which if not remediated, could adversely affect our business.

During the quarter ended June 30, 2024, we identified a material weakness in our internal control over financial reporting. We identified an error in management's conclusions regarding a certain non-routine transaction. Specifically, we did not appropriately include pre-funded warrants in our net loss per share calculation.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. We determined that our internal control over financial reporting and disclosure controls and procedures were not effective as a result of the material weakness related to an immaterial error in the determination of the weighted-average number of common shares used in the calculation of net loss per share in the previously reported Condensed Consolidated Financial Statements, as discussed in Part I, Item 4 of this Form 10-Q.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As such, if we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. Additionally, our internal control environment and remediation efforts do not provide absolute assurance with regard to timely detecting or preventing control deficiencies and thus do not insulate us from any failure to meet our financial reporting obligations.

It is possible that additional control deficiencies could be identified by our management or by our independent registered public accounting firm in the future or may occur without being identified. Such a failure could require us to incur the expense of remediation, result in regulatory scrutiny, investigations or enforcement actions, cause investors to lose confidence in our reported financial condition and have a negative effect on the trading price of our common stock, lead to a default under our indebtedness, and otherwise have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
3.3	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.3	001-39676	12/29/2020
4.1	Form of Pre-Funded Warrant (May 2024)	8-K	4.1	001-39676	05/20/2024
4.2	Form of Series A Warrant (May 2024)	8-K	4.2	001-39676	05/20/2024
4.3	Form of Series B Warrant (May 2024)	8-K	4.3	001-39676	05/20/2024
4.4	Form of Series C Warrant (May 2024)	8-K	4.4	001-39676	05/20/2024
4.5	Form of Series D Warrant (May 2024)	8-K	4.5	001-39676	05/20/2024
4.6	Form of Warrant Amendment (May 2024)	8-K	4.6	001-39676	05/20/2024
10.1	Employment Agreement between Inhibikase Therapeutics, Inc. and Garth Lees-Rolfe, dated as of April 1, 2024	S-1	10.18	333-278844	04/19/2024
10.2	Securities Purchase Agreement, dated as of May 20, 2024	8-K	10.1	001-39676	05/20/2024
10.3	Placement Agency Agreement, dated as of May 20, 2024	8-K	10.2	001-39676	05/20/2024
10.4	Inducement Letter, dated as of May 20, 2024	8-K	10.3	001-39676	05/20/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: August 14, 2024	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ GARTH LEES-ROLFE
Garth Lees-Rolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)