Form 10-Q
period 2024-09-30
Inhibikase Therapeutics, Inc.
filed 2024-11-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 67,192,570 shares of common stock, $0.001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$913,420	$9,165,179
Marketable securities	2,330,226	4,086,873
Prepaid research and development	112,225	219,817
Deferred offering costs	553,318	147,445
Prepaid expenses and other current assets	280,914	591,734
Total current assets	4,190,103	14,211,048
Equipment and improvements, net	53,667	73,372
Right-of-use asset	133,105	222,227
Total assets	$4,376,875	$14,506,647
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$2,529,220	$646,767
Lease obligation, current	145,210	150,095
Accrued expenses and other current liabilities	2,161,374	2,259,955
Insurance premium financing payable	71,662	381,784
Total current liabilities	4,907,466	3,438,601
Lease obligation, net of current portion	—	90,124
Total liabilities	4,907,466	3,528,725
Commitments and contingencies (see Note 13)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,464,070 and 6,186,280 shares issued and outstanding at September 30, 2024 and December 31, 2023	7,464	6,186
Additional paid-in capital	81,748,225	77,871,584
Accumulated other comprehensive income	1,754	877
Accumulated deficit	(82,288,034)	(66,900,725)
Total stockholders' (deficit) equity	(530,591)	10,977,922
Total liabilities and stockholders’ (deficit) equity	$4,376,875	$14,506,647

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Grant revenue	$—	$79,569	$—	$260,500
Total revenue	—	79,569	—	260,500
Costs and expenses:
Research and development	4,189,873	3,225,551	10,016,982	10,615,368
Selling, general and administrative	1,637,603	1,622,894	5,643,386	5,331,358
Total costs and expenses	5,827,476	4,848,445	15,660,368	15,946,726
Loss from operations	(5,827,476)	(4,768,876)	(15,660,368)	(15,686,226)
Interest income	49,410	173,677	273,059	835,283
Net loss	(5,778,066)	(4,595,199)	(15,387,309)	(14,850,943)
Other comprehensive income (loss), net of tax
Unrealized gains (loss) on marketable securities	2,778	1,571	877	(104,861)
Comprehensive loss	$(5,775,288)	$(4,593,628)	$(15,386,432)	$(14,955,804)
Net loss per share – basic and diluted	$(0.65)	$(0.75)	$(2.03)	$(2.48)
Weighted-average number of common shares – basic and diluted	8,882,570	6,162,671	7,592,103	5,977,841

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922
Stock-based compensation expense	—	—	53,434	—	—	53,434
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	290,564	291	397,316	—	—	397,607
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Net loss	—	—	—	—	(4,649,635)	(4,649,635)
Balance at March 31, 2024	6,476,844	6,477	78,322,334	(1,800)	(71,550,360)	6,776,651
Stock-based compensation expense	—	—	30,697	—	—	30,697
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	739,301	739	3,247,394	—	—	3,248,133
Other comprehensive income	—	—	—	776	—	776
Net loss	—	—	—	—	(4,959,608)	(4,959,608)
Balance at June 30, 2024	7,216,145	7,216	81,600,425	(1,024)	(76,509,968)	5,096,649
Stock-based compensation expense	—	—	148,024	—	—	148,024
Issuance of common stock, stock options exercised	247,925	248	(224)	—	—	24
Other comprehensive income	—	—	—	2,778	—	2,778
Net loss	—	—	—	—	(5,778,066)	(5,778,066)
Balance at September 30, 2024	7,464,070	$7,464	$81,748,225	$1,754	$(82,288,034)	$(530,591)

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	123,273	—	—	123,273
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	971,532	972	8,541,970	—	—	8,542,942
Other comprehensive income	—	—	—	61,104	—	61,104
Net loss	—	—	—	—	(4,477,778)	(4,477,778)
Balance at March 31, 2023	5,195,826	5,196	77,463,544	165,822	(52,349,620)	25,284,942
Stock-based compensation expense	—	—	124,845	—	—	124,845
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	95,000	95	—	—	—	95
Other comprehensive loss	—	—	—	(167,536)	—	(167,536)
Net loss	—	—	—	—	(5,777,966)	(5,777,966)
Balance at June 30, 2023	5,290,826	5,291	77,588,389	(1,714)	(58,127,586)	19,464,380
Stock-based compensation expense	—	—	129,781	—	—	129,781
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	69,500	70	17,280	—	—	17,350
Other comprehensive income	—	—	—	1,571	—	1,571
Net loss	—	—	—	—	(4,595,199)	(4,595,199)
Balance at September 30, 2023	5,360,326	$5,361	$77,735,450	$(143)	$(62,722,785)	$15,017,883

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(15,387,309)	$(14,850,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,705	170,830
Stock-based compensation expense	232,155	377,899
Non-cash consulting and marketing fees	—	17,280
Changes in operating assets and liabilities:
Accounts receivable	—	39,881
Operating lease right‑of‑use assets	89,122	78,553
Prepaid expenses and other assets	698	(208,086)
Prepaid research and development	107,592	770,051
Accounts payable	1,329,135	(416,612)
Operating lease liabilities	(95,009)	(81,244)
Accrued expenses and other current liabilities	(98,581)	(540,221)
Net cash used in operating activities	(13,802,492)	(14,642,612)

Cash flows from investing activities
Purchases of equipment and improvements	—	(14,238)
Purchases of investments - marketable securities	(10,343,939)	(20,629,391)
Maturities of investments - marketable securities	12,101,463	34,415,890
Net cash provided by investing activities	1,757,524	13,772,261

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	3,793,209	8,543,107
Net cash provided by financing activities	3,793,209	8,543,107
Net (decrease) increase in cash and cash equivalents	(8,251,759)	7,672,756
Cash and cash equivalents at beginning of period	9,165,179	7,188,553
Cash and cash equivalents at end of period	$913,420	$14,861,309
Supplement disclosure of non-cash financing activities
Non-cash financing costs included in accounts payable	$553,318	$—
Supplemental disclosures of cash flow information
Issuance costs	$1,203,350	$1,456,479

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of cardiopulmonary and neurodegenerative diseases and other diseases that arise from aberrant signaling through the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline includes IkT-001Pro, a prodrug of the anticancer agent imatinib, for the treatment of Pulmonary Arterial Hypertension and risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases which could be disease-modifying for Parkinson’s disease. Risvodetinib has completed a Phase 2, double-blind placebo-controlled trial evaluating three doses of risvodetinib 1:1:1:1 randomized against placebo. IkT-001Pro has completed bioequivalence dose calibration studies to determine the dose of IkT-001Pro that is equivalent to either 400 mg or 600 mg imatinib mesylate in preparation for a future late-stage trial in Pulmonary Arterial Hypertension (PAH).

2. Liquidity

As at September 30, 2024, the Company had cash and cash equivalents of $913,420 and marketable securities of $2,330,226, which does not include the gross proceeds of approximately $110 million from the October 2024 Offering. See Note 14, Subsequent Event.

The Company has incurred recurring losses and at September 30, 2024, had an accumulated deficit of $82,288,034.

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

The Company may seek to fund its operations, particularly with respect to its neurodegenerative disease programs, through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at September 30, 2024, including the $110 million of gross proceeds from the October 2024 Offering, is sufficient to fund its normal operations for at least the next twelve months.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2023 balance sheet was derived from the December 31, 2023 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2024. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC.

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

Concentrations of Credit Risk

For the three and nine months ended September 30, 2024, the Company did not report any revenues. For the three and nine months ended September 30, 2023, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $149 thousand and $446 thousand, respectively, with a related party vendor which were included in research and development expenses. During the three and nine months ended September 30, 2023, the Company incurred expenses of approximately $19 thousand and $30 thousand, respectively, with a related party vendor, which were included in research and development expenses. As of the periods ended September 30, 2024 and December 31, 2023, the Company had a payable or accrued expense balance with a related party vendor of approximately $74 thousand and $57 thousand, respectively, included in accounts payable and accrued expenses.

Leases

The Company accounts for its leases under ASU 2021-09, ASU 2018-10, and ASC Topic 842, Leases (“ASC 842”). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's condensed and consolidated balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the condensed and consolidated financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases is required.

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

The Company’s financial assets and financial liabilities, which include cash equivalents and marketable securities and accounts payable, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, to determine value.

Marketable Securities

The Company's marketable securities consist of U.S. Treasury securities with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ (deficit) equity in accumulated other comprehensive income. Realized gains and losses, if any, are included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

4.
Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements as of September 30, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,054	$—	$—	$86,054
Total	$86,054	$—	$—	$86,054

Marketable securities, available-for-sale:
U.S. Treasury obligations	$2,330,226	$—	$—	$2,330,226
Total	$2,330,226	$—	$—	$2,330,226

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,039,024	$—	$—	$8,039,024
Total	$8,039,024	$—	$—	$8,039,024

Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,086,873	$—	$—	$4,086,873
Total	$4,086,873	$—	$—	$4,086,873

5.
Marketable Securities

Marketable securities consisted of the following as of:

September 30, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$2,328,472	$1,754	$—	$2,330,226
Total	$2,328,472	$1,754	$—	$2,330,226

December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,085,996	$877	$—	$4,086,873
Total	$4,085,996	$877	$—	$4,086,873

As of September 30, 2024, the Company held 11 U.S. Treasury debt securities that were in an unrealized gain position totaling $1,754. As of December 31, 2023, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $877. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended September 30, 2024 and December 31, 2023, respectively.

The Company received proceeds of $12.1 million from maturities of marketable securities for the nine months ended September 30, 2024. The Company received proceeds of $41.1 million from maturities of marketable securities for the year ended December 31, 2023. The Company did not realize any gains or losses from maturities of marketable securities for the period ended September 30, 2024 or the year ended December 31, 2023.

6.
Equipment and Improvements

Equipment and Improvements, net
	September 30, 2024	December 31, 2023
Furniture and office equipment	$86,930	$86,930
IT equipment	16,895	16,895
	103,825	103,825
Less: Accumulated depreciation	50,158	30,453
Total	$53,667	$73,372

Depreciation expense for the three and nine months ended September 30, 2024 was $6,568 and $19,705, respectively. Depreciation expense for the three and nine months ended September 30, 2023 was $6,568 and $170,830, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Accrued consulting	$78,447	$49,395
Accrued compensation	653,230	635,451
Accrued research and development	1,416,647	1,472,292
Accrued other	13,050	102,817
Total accrued expenses and other current liabilities	$2,161,374	$2,259,955

8. ATM Program

On February 1, 2024, the Company entered into an At The Market Offering (the “ATM”) with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to approximately $5.7 million (the “Shares”) through the Agent. Under the terms of the ATM Agreement with the Agent (the "ATM Agreement"), the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended. On May 20, 2024, the Company reduced the aggregate offering price to $50,000, not including the shares of common stock previously sold.

9. Stockholders’ Equity (Deficit)

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2024, a total of 3,337,435 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan").

Share Issuances

Subject to the terms and conditions of the ATM Agreement, the Agent will use its commercially reasonable efforts to sell the Shares from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the Shares and may at any time suspend sales under the ATM Agreement or terminate the ATM Agreement in accordance with its terms. The Company has provided the Agent with customary indemnification rights, and the Agent will be entitled to a fixed commission of 3.0% of the aggregate gross proceeds from the Shares sold. The ATM Agreement contains customary representations and warranties, and the Company is required to deliver customary closing documents and certificates in connection with sales of the Shares. As of September 30, 2024, 315,338 ATM Shares have been sold under the ATM Agreement with net proceeds of $820,509 to the Company.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering"). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the one-year anniversary from the date of stockholder approval, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the five-year anniversary from the date of stockholder approval. All of the warrants in the May 2024 Offering were issued to a single investor. During the third quarter 2024, the investor exercised 247,925 Pre-Funded Common Warrants and exercised the remaining 710,000 Pre-Funded Common Warrants as of the date of this report. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 ("January 2023 Existing Warrants"). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock ("January 2023 New Warrants"). Each will have an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants will expire on the one-year anniversary from the date of stockholder approval and the Series D Common Warrants will expire on the five-year anniversary from the date of stockholder approval. The shares held in abeyance were issued to the investor on October 9, 2024.

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

Stock Options

During the nine months ended September 30, 2024, the Company granted 308,039 options with a weighted average strike price of $1.89 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter or (iii) vest on the first anniversary of the grant of such option. The Company granted 45,000 performance-based options with a weighted average strike price of $2.16 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $489,108. During the nine months ended September 30, 2024, certain performance conditions were met.

During the nine months ended September 30, 2023, the Company granted 86,669 options with a weighted average strike price of $2.81 to purchase common stock to certain employees that will either (i) vest annually in three equal parts over three years or (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter. The Company granted 25,000 performance-based options with a weighted average strike price of $1.33 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions have been met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $338,741. During the nine months ended September 30, 2023, no performance conditions were met.

For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense if, and to the extent that, we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date we reach this conclusion through the estimated vesting date.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$84,370	$41,842	$94,594	$120,718
Selling, general and administrative	63,654	87,939	137,561	257,181
Total stock-based compensation expense	$148,024	$129,781	$232,155	$377,899

11.
Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes Pre-Funded Warrants and shares held in abeyance from date of issuance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(5,778,066)	$(4,595,199)	$(15,387,309)	$(14,850,943)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	8,882,570	6,162,671	7,592,103	5,977,841
Net loss per share applicable to common stockholders – basic and diluted	$(0.65)	$(0.75)	$(2.03)	$(2.48)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Options to purchase shares of stock	1,140,280	835,913
Warrants to purchase shares of stock	7,738,040	3,080,090
Total	8,878,320	3,916,003

12.
Income Taxes

During the three and nine months ended September 30, 2024 and 2023, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

13.
Commitments and Contingencies

Litigation

As previously disclosed, on April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera (the “Collaboration Agreement”), alleging breach of contract by the Company for failure to pay certain milestone payments under the Collaboration Agreement and seeking damages. Also as previously disclosed, on June 17, 2024, the Company filed an answering statement and counterclaim denying that it had breached the Collaboration Agreement and counterclaiming. On September 30, 2024, following a non-binding confidential mediation, the Company and Pivot entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the Company agreed to pay to Pivot a total sum of $500,000, which Pivot agreed shall constitute full and complete payment for, and shall fully satisfy, any and all amounts for any and all project milestone payments owed or that may be owed to Sphaera and/or Pivot by the Company under the Collaboration Agreement for: (i) “First dosing of patient in US phase 1 trial”; (ii) “US Phase 1 trial completion with endpoints met”; and (iii) “US Phase 2 trial completion with endpoints met” (each as described in the Collaboration Agreement) which payments would have totaled $1.625 million in the event Pivot were to be successful in claiming that the Company conducted Phase 1 and Phase 2 trials or that would be due upon successful milestones in the future. The Company also agreed to pay to Pivot a one-time payment of $4.4 million, increased from $4.0 million, upon FDA Approval (as described in the Collaboration Agreement) and the parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that the Company receives additional FDA Approval(s). The Settlement Agreement contains customary mutual releases and covenants not to sue. Except as otherwise provided in the Settlement Agreement, all terms in the Collaboration Agreement shall remain in full force and effect.

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $133,105 at September 30, 2024. The operating lease obligations totaled $145,210 at September 30, 2024, all of which is included under current liabilities. The Company recorded lease expense of $35,296 and $105,887 and other short-term payments of $5,521 and $16,827 for the three and nine months ended September 30, 2024, respectively, in selling, general and administrative expenses and lease expense relating to the Office Lease of $35,296 and $105,887 and other short-term payments of $5,788 and $17,364 for the three and nine months ended September 30, 2023, respectively, in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of September 30, 2024, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under this lease at September 30, 2024, are presented by calendar year as follows:

Year
2024	$38,322
2025	114,966
Total lease payments	153,288
Less: imputed interest	(8,078)
Present value of operating lease liabilities	$145,210

14. Subsequent Event

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (the "October 2024 Offering"). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants ("Pre-Funded Warrants") to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (the "Series A-1 Warrants"), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (the "Series B-1 Warrants"). The Pre-Funded Warrants and Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants will become exercisable at the earlier of (a) the 75th calendar day following the initial filing of the resale registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants, if the SEC notifies the Company that it will review such resale registration statement and (b) the 5th business day after the date the Company is notified by the SEC that such resale registration statement will not be subject to further review. Each Series A-1 Warrant will be exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IkT-001Pro for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (the "Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IkT-001Pro with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes.

As a result of the October 2024 Offering, as of November 1, 2024, we had 67,192,570 shares of common stock outstanding and 21,985,000 pre-funded warrants outstanding.

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
•
If we are unable to successfully raise additional capital, particularly with respect to our neurodegenerative programs, our future clinical trials and product development could be limited and our long-term viability may be threatened;
•
While the U.S. Food and Drug Administration, or FDA, lifted the clinical holds with respect to the risvodetinib (IkT-148009) programs relating to Parkinson’s disease and Multiple System Atrophy, or MSA, we may be subject to further clinical holds by the FDA in the future;
•
IkT-001Pro may not improve the side effect profile compared to imatinib mesylate or may not be effective as an add-on treatment for PAH;
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
•
We have concentrated much of our research and development efforts to date on the treatment of neurodegenerative diseases, a field that has seen limited success in drug development, although we now intend to expend considerable resources on PAH;
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

Overview

We are a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of cardiopulmonary and neurodegenerative diseases and other diseases that arise from aberrant signaling through the Abelson Tyrosine Kinases. The Company’s multi-therapeutic pipeline has developed IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, for Pulmonary Arterial Hypertension (PAH). In 2023, the Company completed a bioequivalence clinical trial in healthy volunteers to determine the dose of IkT-001Pro that is equivalent to either 400 mg or 600 mg imatinib mesylate and the results are being utilized to set the doses in a Phase 2b trial to determine if IkT-001Pro could be a disease-modifying treatment for PAH. The Company has also developed risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases that targets the treatment of Parkinson’s disease inside and outside the brain. In 2021, the Company commenced clinical development of risvodetinib. In 2023, the Company initiated the Phase 2 201 trial for risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and completed that trial on October 6, 2024. We expect results from this trial to be reported in the fourth quarter of 2024.

IkT-001 Pro and PAH. IkT-001Pro emerged from the Company’s medicinal chemistry program that aimed to improve on-dosing side effects for drugs that inhibit the Abelson Tyrosine Kinase family. IkT-001Pro, a prodrug of the anticancer agent imatinib mesylate, was designed to mask areas of the molecule that might play a role in the on-dosing GI and other side effects commonly observed with oral imatinib mesylate. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) was completed with IkT-001Pro in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IkT-001Pro and determine the dose of IkT-001Pro that can deliver the equivalent of either 400 mg or 600 mg imatinib mesylate. Bioequivalence to 400 mg imatinib mesylate was established to our satisfaction for a 600 mg dose of IkT-001Pro. We further evaluated 600 mg imatinib mesylate and believe that a dose between 800 mg and 900 mg of IkT-001Pro is the preferred dose of IkT-001Pro to deliver a dose of imatinib equivalent to 600 mg imatinib mesylate. On January 19, 2024, members of the Company along with its medical consultants met with the FDA Hematological Malignancy Review Team (the “Review Team”) in a Pre-New Drug Application, or pre-NDA, meeting to discuss our bioequivalence studies of IkT-001Pro and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting, we inquired whether additional clinical studies would be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appeared to be the appropriate pathway for approval of IkT-001Pro and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that

600 mg and 800 mg IkT-001Pro provide similar exposures to 400 mg and 600 mg imatinib mesylate, respectively. The Review Team also discussed the possible difference between IkT-001Pro and imatinib mesylate absorption in the gut and recommended that we evaluate whether IkT-001Pro and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. This evaluation was completed and determined that IkT-001Pro and imatinib mesylate have similar behavior toward the transporters P-glycoprotein (PGP) and the Breast Cancer Resistance Protein BCRP. Finally, a number of recommendations were discussed to prevent the potential mix-up between IkT-001Pro and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. The Company discussed alternate dosage forms for IkT-001Pro relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors if/when the Company submits an NDA for approval of IkT-001Pro in these cancer indications.

In 2013, the outcome of a Phase 3 trial evaluating imatinib mesylate as a treatment for PAH was reported, demonstrating that imatinib can modify the course of disease in PAH. Co-administration of medications with harmful drug-drug interactions precluded the approval of imatinib as add-on therapy in PAH despite the success of the Phase 3 trial. PAH is a rare disease of the pulmonary microvasculature, with about 30,000 cases in the U.S. that principally afflicts women between the ages of 30 and 60. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate (CAGR) of 5.4% between 2024 to 2030. As the Company considered revisiting the use of imatinib in PAH, the Company recognized that changes in standard-of-care for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted the Company to file a pre-IND (PIND) meeting request to discuss the application of IkT-001Pro as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss the Company’s plan to utilize IkT-001Pro at 300 mg or 500 mg in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IkT-001Pro would be viewed as a New Molecular Entity (NME) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IkT-001Pro being granted NME status and patent exclusivity on approval. The FDA requested at the PIND meeting that we conduct a comparative cell-culture based study of the hERG ion channel, a standard cardiovascular safety test performed for any NME for which a new IND is to be opened. Neither IkT-001Pro nor imatinib mesylate were found to be inhibitors of hERG. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and cleared to initiate a Phase 2b trial on September 9, 2024. On October 21, 2024, the Company closed a private placement with an initial investment of approximately $110 million, before deducting placement fees and offering expenses, to support this program. If the warrants are exercised for cash, the aggregate financing may be up to $275 million. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. The Company has also applied for Orphan Drug Designation for delivery of imatinib by IkT-001Pro for PAH.

Risvodetinib and neurodegenerative diseases. Risvodetinib emerged from the Company’s RAMPTM medical chemistry program and was shown to be a selective inhibitor of the non-receptor Abelson Tyrosine Kinases. In a series of pre-clinical studies, including therapeutic dosing animal models of inherited and sporadic Parkinson’s disease, risvodetinib was shown to be an effective, disease-modifying therapeutic. These studies established that risvodetinib is capable of protecting neurons from degradation, restoring lost motor and non-motor function, suppressing neuroinflammation and clearing the pathology arising from alpha-synuclein aggregate deposition in animal models of human disease. These studies prompted clinical development of risvodetinib in patients in untreated Parkinson’s disease. The Phase 2 ‘201 Trial’ was a twelve-week study of three doses of risvodetinib in participants who have untreated Parkinson’s disease and was placebo controlled with 1:1:1:1 randomization. The primary endpoints of this trial were safety and tolerability and a secondary endpoint included a hierarchy of 15 endpoints whose purpose was to evaluate treatment benefit in the brain and GI tract. The 201 Trial was completed on October 6, 2024 and trial outcomes are anticipated to be made public in the fourth quarter of 2024.

In March 2023, we opened our IND to evaluate risvodetinib (IkT-148009) as a treatment for the Parkinson’s-related orphan disease Multiple System Atrophy, or MSA. Our evaluation of risvodetinib (IkT-148009) in MSA was benefited by a grant received from the National Institute of Neurological Diseases and Stroke, an Institute of the National Institutes of Health, for $0.39 million to fund animal model studies of risvodetinib (IkT-148009) as a therapy for MSA. Two different animal studies were undertaken to evaluate whether risvodetinib (IkT-148009) could have an impact on disease in the animal. One model evaluated the ability of risvodetinib (IkT-148009) to modify disease early in its progression, while the second model is evaluating whether risvodetinib (IkT-148009) can correct functional loss much later in the disease course. The early progression model study has now been shown to preserve nearly normal functional activity following 20 weeks of once daily dosing relative to untreated controls. Preservation of function in this model occurred with substantial reduction of the underlying alpha-synuclein protein pathology. The second model evaluating risvodetinib (IkT-148009) late in the disease course is ongoing. In addition, risvodetinib (IkT-148009) was recently given Orphan Drug Designation by the FDA for the treatment of MSA. We are working with the National Institute of Neurological Diseases and Stroke to possibly initiate a Phase 2/3 program to evaluate risvodetinib (IkT-148009) as a treatment for MSA through a clinical trial network supported by the Institute. The proposed Phase 2/3 study will have a primary efficacy endpoint following once daily dosing at one of two dose levels for twelve months. We plan to submit complementary regulatory documents for risvodetinib (IkT-148009) to European Union authorities in 2024 or 2025.

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

Finally, we are evaluating a number of research phase molecules (IkT-148x and BIP 4-7) for a variety of neurodegenerative disease indications across our pre-clinical development pipeline. A similar effort has begun to identify novel, second generation candidate molecules for PAH.

To increase the probability of success, we are making parallel investments in several product candidates and back-up candidates, and plan to advance only those candidates to the later stages of clinical development that show strong preclinical and early clinical data. By developing a portfolio of product candidates across therapeutic indications, we can continuously apply learnings and tools across programs and leverage economies of scale in our research and development organization. Our target indications include orphan indications, such as PAH and Multiple System Atrophy, and diseases with large patient populations, such as PD.

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

	Three Months Ended September 30,
	2024	2023	Change
PD	$2,776,009	$2,671,665	$104,344
MSA	43,968	76,224	(32,256)
CML	360,823	247,291	113,532
PAH	814,424	—	814,424
Other research and development expenses	194,649	230,371	(35,722)
Total research and development expenses	$4,189,873	$3,225,551	$964,322

	Nine Months Ended September 30,
	2024	2023	Change
PD	$7,786,014	$6,922,450	$863,564
MSA	138,273	255,630	(117,357)
CML	485,446	2,559,294	(2,073,848)
PAH	815,474	—	815,474
Other research and development expenses	791,775	877,994	(86,219)
Total research and development expenses	$10,016,982	$10,615,368	$(598,386)

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended September 30,		Change
	2024	2023	($)	(%)
	(unaudited)
Grant revenue	$—	$79,569	$(79,569)	(100.0)
Research and development	(4,189,873)	(3,225,551)	(964,322)	29.9
Selling, general and administrative	(1,637,603)	(1,622,894)	(14,709)	0.9
Loss from operations	(5,827,476)	(4,768,876)	(1,058,600)	(22.2)
Interest income	49,410	173,677	(124,267)	(71.6)
Net loss	$(5,778,066)	$(4,595,199)	$(1,182,867)	(25.7)

Grant Revenue

Grant revenue for the three months ended September 30, 2024, decreased by $79,569 or 100.0% to $0 from $79,569 in the prior comparable period. During 2024, the Company continued to advance its Phase I and II clinical trials for PD which were not submitted for grant revenue. The Company has no active grants during the period ended September 30, 2024.

Research and Development

Research and development expenses increased by $964,322 or 29.9% to $4,189,873 from $3,225,551 in the prior comparable period. The $1.0 million increase in research and development expenses was due to an increase of $0.8 million in PAH expenses and a net increase of $0.2 million in other research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $14,709 or 0.9% to $1,637,603 from $1,622,894 in the prior comparable period. The $14,709 increase was primarily driven by a $273,000 decrease in advertising and promotion, an $80,000 decrease in D&O insurance and a $338,000 net increase in all other normal selling, general and administrative expenses.

Interest Income

Interest income decreased by $124,267 or 71.6% to $49,410 from $173,677 in the prior comparable period. The decrease was driven by a reduction in interest earned on U.S. Treasuries and money market instruments.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	For the Nine Months Ended September 30,		Change
	2024	2023	($)	(%)
	(unaudited)
Grant revenue	$—	$260,500	$(260,500)	(100.0)
Research and development	(10,016,982)	(10,615,368)	598,386	(5.6)
Selling, general and administrative	(5,643,386)	(5,331,358)	(312,028)	5.9
Loss from operations	(15,660,368)	(15,686,226)	25,858	(0.2)
Interest income	273,059	835,283	(562,224)	(67.3)
Net loss	$(15,387,309)	$(14,850,943)	$(536,366)	3.6

Grant Revenue

Grant revenue for the nine months ended September 30, 2024, decreased by $260,500 or 100% to $0 from $260,500 in the prior comparable period. During 2024, the Company continued to advance its Phase I and Phase II clinical trials for PD which were not submitted for grant revenue. The Company has no active grants during the period ended September 30, 2024.

Research and Development

Research and development expenses decreased by $598,386 or 5.6% to $10,016,982 from $10,615,368 in the prior comparable period. The $0.6 million decrease in research and development expenses was due to a decrease of $2.1 million in CML expenses due to the completion of the three-part dose finding equivalence study in 2023 partially offset by an increase of $0.8 million in PAH expenses, a $0.9 million increase in risvodetinib (IkT-148009) expenses and a net decrease of $0.2 million in other research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $312,028 or 5.9% to $5,643,386 from $5,331,358 in the prior comparable period. The $0.3 million increase was primarily driven by a $0.7 million increase in legal and consulting fees partially offset by a $0.2 million decrease in D&O insurance, a $0.3 million decrease in advertising and promotions and a $0.1 million net increase in all other normal selling, general and administrative expenses.

Interest Income

Interest income decreased by $562,224 or 67.3% to $273,059 from $835,283 in the prior comparable period. The decrease was driven by a reduction in interest earned on U.S. Treasuries and money market instruments.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 IPO, we funded our operations primarily through private, state and federal contracts and grants. In October 2024, the Company raised approximately $110 million in gross proceeds from its October 2024 Offering.

On February 1, 2024, the Company entered into an ATM with H.C. Wainwright & Co., LLC as sales agent (the “Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $5.7 million through the Agent. Under the terms of the ATM, the Agent may sell the shares of common stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act. On May 20, 2024, the Company reduced the aggregate offering price to $50,000, not including the shares of common stock previously sold. As of September 30, 2024, 315,338 Shares have been sold under the ATM Agreement with net proceeds of $820,509 to the Company.

As at September 30, 2024, the Company had cash and cash equivalents of $913,420 and marketable securities of $2,330,226 which does not include the gross proceeds of approximately $110 million from the October 2024 Offering.

The Company has incurred recurring losses and at September 30, 2024 had an accumulated deficit of $82,288,034.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $82,288,034 at September 30, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024 and the gross proceeds of approximately $110 million the Company raised in October 2024, will enable us to fund our operating requirements for at least the next twelve months. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(13,802,492)	$(14,642,612)

Net cash provided by investing activities	1,757,524	13,772,261

Net cash provided by financing activities	3,793,209	8,543,107
Net (decrease) increase in cash and cash equivalents	$(8,251,759)	$7,672,756

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2024, totaled $13,802,492, and consisted primarily of a net loss of $15.4 million adjusted for non-cash stock compensation of $0.2 million, a decrease in prepaid research and development of $0.1 million, an increase in accounts payable of $1.3 million, and a decrease in accrued expenses and other current liabilities of $0.1 million.

Net cash flows used in operating activities for the nine months ended September 30, 2023, totaled $14,642,612, and consisted primarily of a net loss of $14.9 million adjusted for non-cash stock compensation of $0.4 million, depreciation and lease expense of $0.2 million, decrease in prepaid expenses and other assets of $0.2 million, increase in prepaid research and development of $0.8 million, decrease in accounts payable of $0.4 million, and a decrease in accrued expenses and other current liabilities of $0.5 million.

Cash Provided by Investing Activities

Net cash flows provided by investing activities for the nine months ended September 30, 2024, totaled $1,757,524, of which $10.3 million was used for the purchase of marketable securities investments and $12.1 million was provided by maturity of marketable securities.

Net cash flows provided by investing activities for the nine months ended September 30, 2023, totaled $13,772,261, of which $20.6 million was used for the purchase of marketable securities investments and $34.4 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2024, totaled $3,793,209, which consisted of $3.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our May 2024 Offering and our ATM Offering.

Net cash flows provided by financing activities for the nine months ended September 30, 2023, totaled $8,543,037, which consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our January 2023 Offering.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $153,288, consisting of minimum annual rental obligations of $38,322 for fiscal year 2024 and $114,966 for fiscal year 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, we previously disclosed a material weakness in our internal control over financial reporting related to a certain non-routine transaction. To address this material weakness, we strengthened our internal controls to ensure all aspects of accounting treatment and disclosure are evaluated as part of non-routine accounting transactions.

As a result of the remediation activities taken and controls in place at September 30, 2024, we have remediated this previously disclosed material weakness.

Other than as described above, there were no changes in our internal control over financial reporting or in any other factors that could significantly affect these controls during the three and nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

As previously disclosed, on April 26, 2024, the Company received a notice of a demand for arbitration with the American Arbitration Association from Pivot Holding LLC (“Pivot”), a successor in interest to Sphaera Pharma Pte. Ltd. (“Sphaera”), in connection with the Collaborative Research and Development Agreement dated February 29, 2012, as amended, between the Company and Sphaera (the “Collaboration Agreement”), alleging breach of contract by the Company for failure to pay certain milestone payments under the Collaboration Agreement and seeking damages. Also as previously disclosed, on June 17, 2024, the Company filed an answering statement and counterclaim denying that it had breached the Collaboration Agreement and counterclaiming. On September 30, 2024, following a non-binding confidential mediation, the Company and Pivot entered into a settlement agreement (the “Settlement Agreement”) pursuant to which the Company agreed to pay to Pivot a total sum of $500,000, which Pivot agreed shall constitute full and complete payment for, and shall fully satisfy, any and all amounts for any and all project milestone payments owed or that may be owed to Sphaera and/or Pivot by the Company under the Collaboration Agreement for: (i) “First dosing of patient in US phase 1 trial”; (ii) “US Phase 1 trial completion with endpoints met”; and (iii) “US Phase 2 trial completion with endpoints met” (each as described in the Collaboration Agreement) which payments would have totaled $1.625 million in the event Pivot were to be successful in claiming that the Company conducted Phase 1 and Phase 2 trials or that would be due upon successful milestones in the future. The Company also agreed to pay to Pivot a one-time payment of $4.4 million, increased from $4.0 million, upon FDA Approval (as described in the Collaboration Agreement) and the parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that the Company receives additional FDA Approval(s). The Settlement Agreement contains customary mutual releases and covenants not to sue. Except as otherwise provided in the Settlement Agreement, all terms in the Collaboration Agreement shall remain in full force and effect.

Item 1A. Risk Factors.

Our focus on IkT-001 Pro as a treatment for PAH may not prove successful.

It is possible that IkT-001Pro may not improve the side effect profile for the treatment of PAH compared to imatinib mesylate or may not be effective as an add-on treatment for PAH. There can be no assurance that the Company’s clinical trial in PAH for IkT-001Pro will be successful and even if successful that IkT-001Pro will be approved by the FDA for PAH or achieve marketplace success.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as most recently amended and restated effective Wednesday, December 23, 2020.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
3.3	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.3	001-39676	12/29/2020
4.1	Form of Pre-Funded Warrant (October 2024)	8-K	4.1	001-39676	10/10/2024
4.2	Form of Series A-1 Warrant (October 2024)	8-K	4.2	001-39676	10/10/2024
4.3	Form of Series B-1 Warrant (October 2024)	8-K	4.3	001-39676	10/10/2024
10.1	Securities Purchase Agreement, dated as of October 9, 2024	8-K	10.1	001-39676	10/10/2024
10.2	Form of Registration Rights Agreement	8-K	10.2	001-39676	10/10/2024
10.3	Form of Support Agreement	8-K	10.3	001-39676	10/10/2024
10.4#	Form of Director Offer Letter	8-K	10.4	001-39676	10/10/2024
10.5	Settlement Agreement, dated as of September 30, 2024	8-K	10.5	001-39676	10/10/2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: November 14, 2024	By:	/s/ MILTON H. WERNER, Ph.D.
Milton H. Werner, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ GARTH LEES-ROLFE
Garth Lees-Rolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)