Form 10-K
period 2024-12-31
Inhibikase Therapeutics, Inc.
filed 2025-03-27
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock, par value $0.001 per share, (“Common Stock”) held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 28, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was $7.7 million. Shares of the Registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2025 was 74,341,540.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

We own various United States (“U.S.”) federal trademark applications and unregistered trademarks, including our company name and logo, that we use in connection with the operation of our business. This Annual Report on Form 10-K (this “Annual Report”) includes our trademarks and trade names which are protected under applicable intellectual property laws and are our property. This Annual Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Annual Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

From time to time, we may use our website, our X (formerly known as Twitter) account at https://twitter.com/inhibikase and our LinkedIn account at https://www.linkedin.com/company/inhibikase-therapeutics/ to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at https://www.inhibikase.com/. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media are not incorporated into, and does not form a part of, this Annual Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Annual Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under “Risk Factors” in Item 1A of this Annual Report. These forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. In this Annual Report, unless otherwise indicated, the “Company”, “we,” “us” or “our” refer to Inhibikase Therapeutics, Inc., a Delaware corporation and its subsidiaries, IKT Securities Corporation, a Massachusetts corporation and CorHepta Pharmaceuticals, Inc., a Delaware corporation.

These forward-looking statements include, among other things, statements about:

•
the success, cost and timing of our product development activities and clinical trials, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
our ability to initiate a Phase 2b trial in PAH;
•
our ability to successfully complete any clinical trial;
•
our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
•
our ability to obtain and maintain regulatory approval, if obtained, for any product candidates;
•
the success of competing therapies that are or become available;
•
our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•
the commercialization of our product candidates, if approved;
•
future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•
the size and growth potential of the markets for our product candidates, if approved, and our ability to serve those markets;
•
the rate and degree of market acceptance of our product candidates, if approved;
•
regulatory developments in the United States and foreign countries;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•
our ability to attract and retain key scientific or management personnel;
•
the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
the impact of laws and regulations; and our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates;
•
the potential for another pandemic, epidemic or outbreak of an infectious disease to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

PART I

Item 1. Business.

Company Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary and other diseases including those that arise from aberrant signaling through the Abelson Tyrosine Kinase, and type III receptor tyrosine kinases including platelet derived growth factor receptors and proto-oncogene c-KIT ("c-KIT"). The Company’s multi-therapeutic pipeline includes IKT-001, a prodrug of imatinib mesylate, for Pulmonary Arterial Hypertension (PAH). IKT-001 was designed to improve the oral absorption, reduce GI side effects and enhance the safety of active pharmaceutical ingredients. IKT-001 is a prodrug of imatinib, an FDA approved treatment for certain blood and stomach cancers. We plan to seek approval from the FDA for IKT-001 in PAH as an orphan indication. We have completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results are being utilized to set the doses in a Phase 2b trial to determine if IKT-001 could be a disease-modifying treatment for PAH. We have also developed risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases that targets the treatment of Parkinson’s disease inside and outside the brain. In 2021, we commenced clinical development of risvodetinib. In 2023, we initiated the Phase 2 201 trial (“201 Trial”) for risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and completed that trial on October 6, 2024. In January 2025, we reported results from the 201 Trial and decided to pause further development of risvodetinib as we focus our resources on advancing lead program IKT-001 in PAH. We are considering our strategic options for the risvodetinib program.

IKT-001 and PAH

IKT-001 emerged from the Company’s medicinal chemistry program that aimed to develop improvements to drugs that inhibit Abelson Tyrosine Kinase and type III receptor tyrosine kinases. IKT-001, a prodrug of imatinib mesylate, was designed to improve areas of the molecule that might play a role in the gastrointestinal (“GI”) side effects commonly observed with oral imatinib mesylate, the current standard of care. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as “the 501 trial”) was completed with IKT-001 in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IKT-001 and determine the dose relationship between IKT-001 and imatinib mesylate. Based on this study it was determined that bioequivalence was established with a 300 mg dose of IKT-001 to a dose of 230 mg of imatinib mesylate while a 500 mg dose of IKT-001 was established as bioequivalent to a dose of 383 mg of imatinib mesylate. These doses are adequate to cover the target systemically and were similar to the doses of imatinib mesylate used in the Phase 3 IMPRES trial in PAH.

On January 19, 2024, we met with the Food and Drug Administration (“FDA”) Hematological Malignancy Review Team (“Review Team”) in a Pre-New Drug Application (“pre-NDA”), meeting to discuss our bioequivalence studies of IKT-001 and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting, we inquired whether additional clinical studies would be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appeared to be the appropriate pathway for approval of IKT-001. The Review Team also discussed the possible difference between IKT-001 and imatinib mesylate absorption in the gut and recommended that we evaluate whether IKT-001 and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. This evaluation was completed and determined that IKT-001 and imatinib mesylate have similar behavior toward the transporters P-glycoprotein (“PGP”) and the Breast Cancer Resistance Protein (“BCRP”). Finally, a number of recommendations were discussed to prevent the potential mix-up between IKT-001 and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. The Company discussed alternate dosage forms for IKT-001 relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors if/when the Company submits a New Drug Application (“NDA”) for approval of IKT-001 in these cancer indications.

PAH is a rare disease of the pulmonary microvasculature found in 15 to 50 persons per million within the United States and Europe. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 5.4% between 2024 to 2030. Most of the treatments that constitute the standard of care (e.g. ERAs, PDE5s, prostacyclins) primarily act as vasodilators. In 2024, sotatercept was approved for the treatment of PAH on top of SOC. Sotatercept is recombinant fusion protein that acts as a trap for transforming growth factor-beta superfamily ligands, including activin A and bone morphogenetic protein 9. These ligands may play a role in the development and progression of PAH by promoting cell proliferation and fibrosis.

The success of sotatercept has created renewed enthusiasm around the anti-proliferative pathways in PAH. As previously mentioned, imatinib inhibits Abelson Tyrosine Kinase and type III receptor tyrosine kinases and through these pathways inhibits Platelet-derived growth factor receptor which is involved in cell proliferation and angiogenesis as well as Stem cell factor receptor which targets mast cells and other hematopoietic progenitors. Through these targets imatinib may inhibit vascular smooth muscle cell proliferation and fibrosis. This pathway may provide an alternate pathway for disease modification in PAH.

The first reports of the use of imatinib in PAH were published in 2005 and 2006. A phase 2, RCT was subsequently conducted showing clinical benefit of imatinib in PAH. In 2013, the outcome of a Phase 3 trial (IMPRES) evaluating imatinib mesylate as a treatment for PAH was reported, demonstrating that imatinib may improve key parameters associated with PAH. In this study imatinib improved exercise capacity and hemodynamics in patients with advanced PAH but approval was precluded because of the bleeding risk associated with concomitant anti-coagulant therapy and the high discontinuation rate in the imatinib group.

As we considered revisiting the use of imatinib in PAH, we recognized that changes in standard-of-care for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The FDA requested at the PIND meeting that we conduct a comparative cell-culture based study of the human Ether-a-go-go-related Gene (“hERG”) ion channel, a standard cardiovascular safety test performed for any NME for which a new Investigative New Drug Application (“IND”) is to be opened. Neither IKT-001 nor imatinib mesylate were found to be inhibitors of hERG. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024. On October 21, 2024, we closed a private placement with gross proceeds of approximately $110 million, before deducting placement fees and offering expenses, to support this program. If the warrants issued in such offering are exercised for cash, the total gross proceeds from the financing may be up to $275 million. We intend to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. We have had discussions with the FDA regarding Orphan Drug Designation (“ODD”) for delivery of imatinib by IKT-001 for PAH and plan to apply for ODD once the required pre-clinical studies are complete.

We currently have commercialization rights to all of our development programs and patent protection in the United States until 2033 for IKT-001 with upcoming patent application filings potentially extending patent protection for certain methods of treatment using IKT-001 until 2045.

Our Portfolio

IKT-001 In PAH

Market and Commercial Opportunity

In non-human primates IKT-001 displayed up to a 3.4-fold higher no-observed-adverse effect level (“NOAEL”) relative to imatinib. This suggests that IKT-001 could reduce some side effects common to imatinib therapy. Specifically in PAH, the GI side effects contributed to the high dropout rate of the Phase 3 IMPRES study. We are planning to conduct clinical studies with the goal of eventually gaining FDA approval for the marketing of IKT-001 in the future. To achieve this commercial goal, we will require implementation of an appropriate commercial strategy for prescribers, pharmacy benefit managers and payors. Primary research to validate our strategy with pharmacy benefit managers and payors suggests a commercial path exists as there remains high unmet need in the PAH market. IKT-001, if approved, will compete for market share from other therapies in PAH and could be one of only a few therapies approved that is disease modifying.

Expertise and Overall Strategy

We have assembled a team of principals and advisors with deep scientific, clinical, business and leadership experience and expertise in drug development with deep drug development and cardiovascular experience.

Mark Iwicki succeeds Dr. Milton H. Werner, founder of Inhibikase, as our Chief Executive Officer. Amit Munshi succeeds Roberto Bellini as Chairman of our board of directors and will continue to serve on our board of directors. Both appointments are effective as of February 14, 2025.

Mr. Iwicki has more than 30 years of biopharmaceutical industry experience. He was previously Chief Executive Officer of KALA BIO. Mr. Iwicki currently serves as the Chairs of boards of directors of KALA BIO and Akero Therapeutics and also serves on the boards of directors of Third Harmonic Bio, Q32 Bio and Merus. He previously served as President and Chief Executive Officer of Civitas Therapeutics and Sunovion Pharmaceuticals Inc. He was also President and Chief Executive Officer of Blend Therapeutics, and President and Chief Operating Officer at Sepracor. Earlier in his career, he was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation and held management positions at Astra Merck Inc. and Merck & Co. He previously served on the board of Aimmune Therapeutics. Mr. Iwicki holds a B.S. in Business Administration from Ball State University and an M.B.A. from Loyola University.

Mr. Munshi is a 30-year industry veteran who is currently Chief Executive Officer of Orna Therapeutics and former President, Chief Executive Officer and board member of ReNAgade Therapeutics. Previously, Mr. Munshi served as President and CEO of Arena Pharmaceuticals, which was subsequently acquired by Pfizer, Inc. Previously, Mr. Munshi served as Presidents and Chief Executive Officers of Epirus Biopharmaceuticals and Percivia, and prior to that, was a co-founder and served as Chief Business Officer of Kythera Biopharmaceuticals. Earlier in his career, Mr. Munshi held multiple leadership positions at Amgen, including General Manager, Nephrology Europe. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker School of Management at Claremont Graduate University.

Chris Cabell, M.D., MHS, FACC., – Dr. Cabell is a cardiologist and joins Inhibikase from CorHepta, where he was Chief Executive Officer. Previously, Dr. Cabell was Chief Medical Officer at Arena Pharmaceuticals, Zura Bio, and Emergent Bio Solutions. Dr. Cabell has also served on multiple corporate and scientific advisory boards. Dr. Cabell is board certified in both internal medicine and cardiology. He is an honors graduate of The Pennsylvania State University and Duke University, where he completed his medical degree, residency in Internal Medicine, fellowship in Cardiology, a master’s degree in Health Sciences, and served on the faculty for five years. He is also a Fellow of the American College of Cardiology.

John Adams, Ph.D, – Dr. Adams joins Inhibikase from CorHepta where he was co-founder and Chief Scientific Officer. Previously he was Senior Vice President of Discovery Biology at Iambic Therapeutics, Senior Vice President of Translational Science at Reneo Pharmaceuticals, and the Head of Research at Arena Pharmaceuticals. Dr. Adams earned his Ph.D. in Physiological Science at UCLA and his B.S. Biological Sciences from U.C. Santa Barbara.

History of Business Operations and Key Events

We commenced operations in September 2008 as a Georgia limited liability company with in-licensed intellectual property relating protein kinase inhibitors to the control of bacterial and viral infectious diseases. By 2015, we had developed our own portfolio of protein kinase inhibitors to treat bacterial and viral infections, including viral infections in the brain. During 2015, we also began our endeavors in developing product candidates for other diseases of the brain, including neurodegeneration. In 2020, we completed an Initial Public Offering ("2020 IPO") and listed our Common Stock on Nasdaq under the symbol 'IKT'. Key recent operational and financing milestones are:

•
In February 2024, we filed an at-the-market (“ATM”) prospectus with the U. S. Securities and Exchange Commission (the “SEC”).
•
In May 2024, we completed a registered direct offering and raised gross proceeds of $4,000,000 through the sale of our Common Stock and Common Stock equivalents and warrants.
•
In October 2024, we completed a private placement and raised gross proceeds of $110,000,000 through the sale of our Common Stock, Common Stock equivalents and warrants.
•
In January 2025, we reported results from the 201 Trial and decided to pause further development of risvodetinib as we focus our resources on advancing lead program IKT-001.
•
In February 2025, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) and acquired CorHepta Pharmaceuticals, Inc., a Delaware corporation (“CorHepta”), to expand our product pipeline and to strengthen our scientific leadership. Pursuant to the Merger Agreement, we paid consideration for CorHepta of $15.0 million, subject to a customary purchase price adjustment mechanism. We paid the purchase price pursuant to the issuance of an aggregate of 4,979,101 shares of Common Stock to the former stockholders of CorHepta.

Federal Contracts and Grants

We have secured a number of grants from the United States Federal Government through the NIH. These grants supported most of the funding needed for our historical research and development activities. Funding through grants is nondilutive to our equity and does not need to be repaid, so long as we comply with the conditions of the grant. In connection with Federal government funding, the government retains ‘march-in’ rights in connection with these grants, which is a non-exclusive right to practice inventions developed from the grant funding. As we conduct our business in the future, we may expect to seek and use additional NIH funding through grant opportunities. No assurance can be given that we will obtain any grants that may be available within our areas of research and development.

Since 2009, we have received six grants from the NIH totaling $10,053,365, to support the development of the RAMPTM drug discovery process and the application of the output of RAMPTM to therapeutic indications in neurodegenerative disease and infectious disease. Since 2017, we have received two grants from the NIH totaling $2,286,778, to support the development of the Company’s prodrug platform and oncology applications. Since 2021 we received one grant from NIH totaling $385,888 to support our evaluation of Risvodetinib (IkT-148009) in an animal model of MSA. Under these NIH grants, we must disclose to the Federal government the research methods and outcomes of our research endeavors and patent rights and are subject to the government’s march-in rights as they relate to intellectual property. As part of our reporting requirement, we must conduct independent audits of expenditures and file the outcomes of these audits with the NIH and the Department of Health and Human Services (“HHS”). These grants do not carry a payback provision unless there is a material breach or other transgression as it relates to use of funds. To date, we have not been found to have breached the terms of any NIH grant.

We have received one contract from the Department of Defense (“DoD”), totaling $7,129,614, to develop so-called Medical Counter Measures (“MCMs”), to attempt to establish whether currently marketed inhibitors of c-Abl could act as multi-pathogen anti-infectives for bioterrorism defense. Under the terms of the DoD contract, we may file intellectual property related to the outcomes of the research endeavor subject to the government’s march-in rights. The expenditures incurred under this contract were subject to annual audits by the Defense Contract Audit Agency (“DCAA”), and compliance with federal regulations by the Defense Contract Management Agency (“DCMA”).

Material Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement (“Sphaera Agreement”), with Sphaera Pharma Pte. Ltd. (“Sphaera”), to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its preexisting intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, we have the exclusive right to commercialize thirteen of the twenty-four linkers detailed in the filed patent applications, collectively (“Company Compounds”), including the linker attached to imatinib that comprises IKT-001 with the remaining nine linkers owned by Sphaera, (“Sphaera Compounds”). Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless we abandon the Company Compounds. We have notified Sphaera that we do not intend to abandon the Company Compounds. We do not currently have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound that has been abandoned by the other party for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound. In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity (“Pivot”). On September 30, 2024, we and Pivot agreed to amend the agreement and for us to pay $500,000 upon signing as well as payment of the following milestones by us. A one-time payment of $4.4 million upon FDA Approval (as described in the Sphaera Agreement) and a single low digit royalty on net sales of an FDA approved drug. The parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that we receive additional FDA Approval(s).

The prosecution of patents related to the Company Compounds, which includes the prodrug technology, is the responsibility the Company.

Other Agreements

Consulting Agreements

Our non-employee Directors, non-employee management and non-employee technical staff have signed multi-year consulting agreements that provide for protections of intellectual property, trade secrets and ensure consistent commitment to Company research and development activities. These agreements provide a scope of work, reimbursement for incurred costs of travel and equity compensation.

Clinical Research Organization Agreements

We work with several clinical research organizations for execution of clinical trials includes medical, analytical and pharmacy support services along with clinical research management and data handling according to a statistical analysis plan. Our clinical development team is formed, in part, by two physicians and a clinical research manager employed by Clintrex Research Corporation and under contract to us, who have specialized expertise in clinical trial development and execution for PD research.

cGMP Manufacturing

Our chemical manufacturing organization is STA Pharmaceutical US LLC, a subsidiary of WuXi AppTec Co., Ltd., which is based in China and provides process scale development and production of active pharmaceutical ingredients. Formulation and finishing services are provided through contracts on an as-needed basis, including current Good Manufacturing Practice (“cGMP”) manufacturing of active pharmaceutical ingredients.

Sponsored Research Agreements

We regularly enter into agreements with academic and research institutions under which the institution agrees to perform certain testing and research for us in exchange for incremental fee payments (“Sponsored Research Agreements”). These Agreements allow us to explore the potential utility of our compounds for therapeutic indications we wish to pursue. We have previously entered into Sponsored Research Agreements with Johns Hopkins, University of Massachusetts Medical School -Worcester Campus and Louisiana State University, Shreveport, and Arizona State University, collectively the Institutions. The scope of work of these Sponsored Research Agreements is derived from the associated grants, in which the sponsored project is a subcontract to the main grant in which the Company is the primary party. Incremental fee payments are due to the Institutions on a monthly or quarterly basis, and certain payments depend on the completion by the Institutions of testing and research milestones. The Sponsored Research Agreements contain estimated completion dates which may be extended by written agreement of the parties. Each Sponsored Research Agreement may be terminated by either party on 30 days written notice, and upon termination we must reimburse the applicable Institution for all costs and reasonably incurred financial commitments, regardless of which party initiates the termination. Under the Sponsored Research Agreements, we retain all rights, title and interest in any information designated as purchaser property, as defined in the Sponsored Research Agreements. We own exclusively, and retain all right, title and interest in and to, our property provided as part of any Sponsored Research Agreement. Any and all of our property remains our sole property and will be used by an Institution solely in performing the research contemplated in the Sponsored Research Agreement. The relevant Institution retains all right, title and interest in and to its inventions, discoveries, material and improvements, that were in existence prior to execution of a Sponsored Research Agreement. The relevant Institution does not acquire rights in our compounds as a result of sponsored research. We are not required to license any rights related to our compounds as a result of sponsored research and we own the results of sponsored research without restriction on their use.

Manufacturing

We believe it is important to our business and success to have a reliable, high-quality preclinical and clinical drug supply.

We do not currently own or operate facilities for product manufacturing, storage, distribution or testing.

We rely on third-party contract manufacturers (“CMOs”), to manufacture and supply our preclinical and clinical materials to be used during the development of our product candidates. We have established relationships with several CMOs, including AgNo Pharmaceuticals, LLC and PepTech Corporation, both in China, and we have contracted for cGMP manufacturing in the United States with STA Pharmaceutical US LLC and STA Pharmaceuticals Co., Ltd., both subsidiaries of WuXi AppTec Co., Ltd., which is based in China. We have contracted solid dosage formulations of IKT-001 with STA Pharmaceuticals, Ltd. in China and with Emerson Pace Laboratories in the United States, respectively.

We do not currently need commercial manufacturing capacity. When and if this becomes relevant, we intend to evaluate both third-party manufacturers as well as building out internal capabilities and capacity. We may choose one or both options, or a combination of the two.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. However, members of our board of directors and executive team have commercial experience and we have conducted a commercial opportunity assessment for our lead product IKT-001 for PAH in the U.S. market. We may develop one or all of our products and commercialize them ourselves, or we may license or form partnerships with other companies for commercialization of our products in the future.

Competition

The pharmaceutical industries, including in the PAH disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, level of promotional activity and intellectual property protection.

Our product candidate for treatment of PAH will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Companies currently marketing products for PAH include large companies with significant financial resources, that include but are not limited to GlaxoSmithKline, Johnson and Johnson, United Therapeutics, Gilead Sciences, and Merck and Co. Companies currently developing products in PAH are both large companies with significant financial resources as wells as smaller companies and include but are not limited to Merck and Co., Apollo Therapeutics, Novartis Pharmaceuticals, Pfizer, Gossamer Bio, and Insmed, Inc.

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

All of our novel compounds were funded in whole or in part by the U.S. government and are therefore subject to federal march-in rights. When new technologies are developed with U.S. government funding, the U.S. government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the U.S. government to use the invention or to have others use the invention on its behalf, commonly referred to as march-in rights. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

As of March 12, our patent portfolio included: (i) nine issued patents and three pending patent applications in the United States (ii) eleven issued foreign patents and four pending foreign patent applications, and (iii) a PCT application. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2045, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

Two families of patents and applications covers compositions of matter for IKT-001 and related chemical compounds, as well as methods of using those compositions. One family includes two issued U.S. patents: U.S. Patent No. 9,487,500, which claims a genus of compounds including IKT-001, and U.S. Patent No. 9,907,796, which claims methods of using a genus of compounds, including IKT-001, to treat certain tumoral disease and certain infectious diseases. These U.S. Patents will expire between 2033 and 2034, not including any potential patent term extensions. This family does not include any pending patent applications in the U.S. Outside the U.S., this family includes issued patents in Europe, Japan, and Australia, and a pending patent application in Canada. Outside the U.S., patents issuing from the applications in this family, if granted, will expire in 2033, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family of patents and applications is jointly owned by us and Sphaera. Under the terms of our agreement with Sphaera, described above under “ Material Agreements - Sphaera Pharma Pte. Ltd.” we have the exclusive right to commercialize certain compounds disclosed in these applications, including IKT-001, for cancer treatments. The other family includes a pending United States provisional application that covers methods of using IKT-001 to treat PAH.

Three families of patents and applications cover compositions of matter for IkT-148009 and IkT-01427, the IkT-148x portfolio, and methods of use relating to those compositions. Patents issuing from the applications in these families, if granted, will expire between 2036 and 2045, not taking into account any potential patent-term adjustments or extensions that may be available in the future. These families include seven issued U.S. patents and two pending U.S. patent applications. The issued U.S. patents, U.S. Patent No. 9,828,370, U.S. Patent No. 10,118,923, U.S. Patent No. 10,316,031, U.S. Patent No. 10,344,027, U.S. Patent No. 10,906,896, U.S. Patent no. 11,407,747, and U.S. Patent no. 11,725,005, will expire in 2036, not including any potential patent term extensions, and include claims that cover compositions of matter for IkT-148009 and IkT-01427, as well as claims that cover methods of using those compositions to treat certain cancers and certain infectious diseases. These families also include a pending PCT application. Outside the U.S., these families include issued patents in Japan, Australia, and Canada, pending patent applications in Japan, Canada, and Europe. These families are solely owned by us.

In addition to patent protection, we also rely on trade secrets, know-how, other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, directors, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us or serving as a member of our board of directors. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see “Risk Factors - Risks Related to Our Intellectual Property.”

The patent positions of pharmaceutical companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our drugs or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the United States Patent and Trademark Office (“USPTO”) to determine priority of invention. For more information, see “Risk Factors - Risks Related to Our Intellectual Property.”

Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, (“FDCA”), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”) at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with current Good Clinical Practices (“cGCPs”) requirements to establish the safety and efficacy of the proposed drug product for each indication;
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
•
payment of user fees and securing FDA approval of the NDA; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific time frames to the NIH, for public dissemination on their www.clinicaltrials.gov website.

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA, for a new molecular entity, to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision.

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

Moreover, under the provisions of the Food and Drug Administration Safety and Innovation Act (“FDASIA”), passed in July 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity and mortality (“IMM”), and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is an measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. In particular, the Food and Drug Omnibus Reform Act (“FDORA”) enacted in the Consolidated Appropriations Act on December 29, 2022, further directs FDA to specify conditions for post-approval studies for products approved under accelerated approval that may provide additional requirements and timelines for conducting such studies. FDORA also directs FDA to develop procedures for withdrawing a product’s accelerated approval on an expedited basis, which may also impact one or more of our products, if we are no longer able to continue to meet the requirements for accelerated approval.

505(b)(2) Pathway

The 505(b)(2) NDA is an FDA abbreviated drug approval pathway. The pathway was created by the Hatch-Waxman Amendments of 1984, with 505(b)(2) referring to a section of the FDCA. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug; the section gives the FDA express permission to rely on data not developed by the NDA applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA contains full safety and effectiveness reports but allows at least some of the information required for NDA approval, such as safety and efficacy information on the active ingredient, to come from studies not conducted by or for the applicant. The FDA may also require the applicant to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any indication sought by the Section 505(b)(2) applicant.

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

From time to time, legislation is drafted, introduced, passed in Congress and signed into law that could significantly change the statutory provisions governing the approval, manufacturing, and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations, guidance, and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which pharmaceutical products are regulated and marketed.

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our operations include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value. A person of entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs;
•
federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent;
•
provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any healthcare benefit program or making false statements in connection with the delivery of or payment for healthcare benefits, items or services;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH), imposes requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. Even when HIPAA does not apply, according to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•
the federal Physician Payments Sunshine Act requirements, under the Patient Protection and Affordable Care Act (“ACA”), which require manufacturers of certain drugs and biologics to track and report to Centers for Medicare & Medicaid Services (“CMS”), payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation (EU) No 536/2014 (“EU CTR”). The EU CTR requires, among other things, that the prior authorization of an ethics committee and the submission and approval of a clinical trial authorization application be obtained in each applicable EU Member State before commencing a clinical trial in that EU Member State. The EU CTR replaced the previous EU Clinical Trials Directive and aims to simplify and streamline the approval of clinical trials in the EU. For example, the EU CTR implements a coordinated procedure for authorization of clinical trials (through a centralized EU portal known as the Clinical Trials Information System) that is similar to the mutual recognition procedure for marketing authorization of medicinal products, and includes obligations on sponsors to publish clinical trial results.

To market our future products in the European Economic Area (“EEA”) (comprised of the member states (“Member States”) of the European Union (“EU”) plus Norway, Iceland and Liechtenstein), and many other foreign jurisdictions, we must obtain separate regulatory approvals. In the EEA, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two types of marketing authorizations:

•
The centralized MA, which is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and which is valid throughout the EU. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU; and
•
National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member State of the EU through the mutual recognition procedure. If the product has not received a national MA in any EU Member State at the time of application, it can be approved simultaneously in various EU Member States through the decentralized procedure.

Under the above-described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing, or reference products, qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial authorization of the reference product in the EU. The 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

Orphan Drug Designation

In the EU, a medicinal product can be designated as an orphan drug if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or that the product is intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment in development. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

In the EU, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity. During this market exclusivity period, the EMA or the EU Member State competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication as the authorized orphan product. The period of market exclusivity is extended by two years for orphan medicines that have also complied with an agreed pediatric investigational plan.

This period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan drug designation, for example because the product is sufficiently profitable not to justify market exclusivity. In very selected cases, a marketing authorization may be granted to a similar medicinal product for the same indication as an authorized orphan product during the market exclusivity period, such as where there is consent from the marketing authorization holder for the authorized orphan product, inability to supply sufficient quantities of the product, demonstration of “clinical superiority” by a similar medicinal product to the authorized orphan product. Medicinal products designated as orphan products are eligible for incentives made available by the EU and its Member States to support research into, and the development and availability of, orphan products.

All of the aforementioned EU rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law

Other U.S. Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, including the CMS, other divisions of the HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

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

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Both the Trump administration and Congress have indicated that they will continue to seek new legislative and executive measures to control drug costs. In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

•
The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year that remain in effect through 2031.

•
The U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
•
The American Rescue Plan Act of 2021 eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting in 2025 absent further legislation.
•
The IRA also includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.

Individual states have also been increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

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

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally half the time between the effective date of an IND and the submission date of an NDA or Biologics License Application (“BLA”) plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new molecular entity. A drug is a new molecular entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

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

The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”), to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. CMS has proposed to expand Medicaid rebate liability to the territories of the United States as well.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

In addition, in many foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. An EU Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Employees and Human Capital Resources

As of the date of this Annual Report, we had fifteen full-time employees and one part-time employee. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

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

Available Information

We maintain an internet website at https://www.inhibikase.com/and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, before deciding whether to invest in our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations

Summary of Risks Associated with Our Business

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
•
If we fail to obtain additional financing, we may be unable to complete the development of and, if approved, commercialization of our product candidates;
•
Due to the significant resources required for the development of our programs, and depending on our ability to access capital, we must prioritize development of certain product candidates;
•
Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative, cardiopulmonary and oncological diseases;
•
Our focus on IKT-001 as a treatment for PAH may not prove successful;
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
•
We have limited experience with conducting clinical trials for novel drug substances and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability;
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

We are a clinical stage drug development company that commenced operations in September 2008. We have limited facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers and by designing and developing research programs in collaboration with university-based experts who work with us to evaluate mechanism(s) of disease for which we have designed and developed product candidates. Our direct research capabilities are very limited. As of the date of this Annual Report, we have not maintained a principal laboratory or primary research facility for the development of our product candidates. In addition, we have no products approved for commercial sale and therefore all of our revenue has been obtained solely through grants and contracts from private foundations and from state and federal grants from institutions such as the National Institutes of Health and the Department of Defense.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. As of the date of writing this Annual Report, we have not completed clinical trials for any of our product candidates, obtained marketing approval for any product candidates, manufactured a commercial scale product, or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of drug development, we may never initiate or complete clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

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

We experienced negative operating cash flows since our inception and funded our operations prior to our initial public offering primarily through private, state and federal contracts and grants. In February 2024, we entered into an At The Market Offering Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, which was subsequently terminated in December 2024. 315,338 shares of our Common Stock were sold pursuant to the ATM Agreement for an aggregate gross sales price of $849,188. In October 2024, we completed a private placement of an approximately $110 million (“October 2024 Offering”). We anticipate we will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. These financings could result in substantial dilution to the holders of our Common Stock or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations.

Our present and future capital requirements will be significant and will depend on many factors, including:

•
the progress and results of our development efforts for our product candidates;
•
the timing and results of the Phase 2b clinical objectives referenced under the October 2024 Offering and whether holders of Series A-1 Warrants or Series B-1 Warrants elect to exercise those warrants in accordance with their respective terms;
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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to our cash and cash equivalents and our ability to access bank financing in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire or take down financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents or our ability to access bank financing could adversely impact our ability to meet our operating expenses and result in breaches of our contractual obligations which could have material adverse impacts on our operations and liquidity.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new product candidates may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

We have incurred net losses since our inception, including net losses of $27,519,886 and $19,028,883 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $94,420,611.

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
•
experience negative general market conditions or extraordinary external events, such as recessions, interest rates, fuel prices, foreign currency fluctuations, international tariffs, social, political and economic risks, public health epidemics or pandemics and acts of war or terrorism;
•
continue to meet the requirements and demands of being a public company; and
•
defend against any product liability claims or other lawsuits related to our products.

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

Our operations have required substantial amounts of cash since inception. Prior to our initial public offering, we financed our operations primarily through revenue generated by private, state and federal grants and contracts and subsequently through the issuance of securities in various offerings. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts as we fund our early-stage research projects, continue preclinical development of our early-stage programs and, in particular, advance IKT-001 through preclinical development and clinical trials. The successful development of our product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of our securities offerings.

We had cash, cash equivalents, and marketable securities of $97,543,528 as of December 31, 2024. Our estimate as to how long we expect our working capital to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our product candidates. Additional capital may not be available when we need it, on terms acceptable to us, or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. Market volatility resulting from future epidemics, pandemics or other factors could also adversely impact our ability to access capital as and when needed.

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

We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing lead programs and ensuring replenishment of our portfolio. For example, in January 2025, we announced that we were pausing further development of Risvodetinib (IkT-148009) in order focus our resources on advancing our lead program IKT-001.

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

Our business is highly dependent on the success of our initial product candidates targeting neurodegenerative, cardiopulmonary and oncological diseases. All of our product candidates will require significant nonclinical and clinical development before we can seek regulatory approval for and launch a product commercially.

Our business and future success depends on our ability to obtain regulatory approval of, and then successfully launch and commercialize our initial product candidates targeting neurodegenerative, cancer and cardiopulmonary diseases. Our product candidates may experience preliminary complications surrounding trial execution, such as complexities surrounding the submission and regulatory acceptance of INDs, trial protocols and design, patient recruitment and enrollment, quality and supply of clinical doses and safety issues.

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

Research, development, and commercialization of pharmaceutical products is inherently risky. We are heavily dependent on the successful use of our RAMP drug discovery program and the product candidates that emerge from it and which are undergoing preclinical development. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized.

We have advanced into later-stage development for certain of our product candidates currently in our programs and are further developing our RAMPTM drug discovery program and prodrug technologies to provide future additional product candidates. To date, we have invested substantially all of our efforts and financial resources to identify, develop intellectual property for, and advance our programs, including conducting preclinical studies for our lead programs, conducting our clinical trials for IKT-001 and Risvodetinib (IkT-148009) and providing general and administrative support for these operations. Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•
our product candidates may not successfully complete preclinical studies or begin or complete clinical trials;
•
our product candidates may fail to be delivered across the blood brain barrier (“BBB”), and therefore may not be clinically viable for central nervous system (“CNS”) diseases such as PD;
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
•
the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive; and
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and a product candidate may not be accepted as safe and effective by patients, the medical community or governmental third-party payors.

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

Many companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway, or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, including by regulatory authorities, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval.

We may seek approval of our product candidates into FDA’s Real-Time Oncology Review (“RTOR”) program. This program may not lead to a faster regulatory review or approval process and does not increase the likelihood that our product candidate(s) will receive marketing approval.

While participation in FDA’s RTOR program is voluntary, we may decide to submit oncology marketing applications for our product candidates into FDA’s RTOR program. Our acceptance into RTOR does not guarantee or influence approval of our application, which is subject to the same statutory and regulatory requirements for approval as applications that are not included in RTOR. Although early approvals have occurred with applications selected for RTOR, this may not be the case for our application even if it is selected for RTOR. If at any time the FDA determines our participation in RTOR, if selected, is no longer appropriate, the FDA may rescind our acceptance and instruct us to follow routine submission procedures for marketing approval.

We have limited experience with conducting clinical trials for novel drug substances and no history of commercializing pharmaceutical products, which may make it difficult to evaluate the prospects for our future viability.

Our operations to date have been limited to research, financing and staffing our company, developing our technology and developing our product candidates and conducting our Phase 1 and Phase 2 clinical trials for Risvodetinib (IkT-148009). Our company has completed observational trials measuring biological parameters for specific indications in human patients from human fluids, but we have never completed a clinical development program for a new interventional drug, and we have not commercialized product candidates. Our product development strategy has included attempts to create molecules through RAMPTM that have predictable human safety margins for the target patient population, but we have never proved that our product candidates have this safety margin in clinical studies all the way through drug approval. We have not conducted pivotal clinical studies for any novel drug candidate and it may be years before any such trials is initiated, if at all. We cannot be certain that planned clinical trials will begin or be completed on time, if at all, that our planned development programs would be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, such product candidates can be successfully commercialized. Clinical trials and commercializing our product candidates will require significant additional financial and management resources, and reliance on third party clinical investigators, contract research organizations (“CROs”), consultants or collaborators. Relying on third party clinical investigators, CROs or collaborators may result in delays that are outside of our control. If our clinical development program, clinical trials or commercialization of our product candidates were to fail, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Additionally, we cannot guarantee that additional preclinical studies will show positive results. It is not uncommon to observe results in human clinical trials that are unexpected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, including by regulatory authorities, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Subjects in our planned clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies or earlier clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which will inform our dosing strategy for future clinical trials. However, such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans, and may lead to unforeseen toxicity not previously observed in preclinical testing. Further, if our planned clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

If significant adverse events or other side effects are observed in any of our current and future clinical trials, we may have difficulty recruiting patients to the related clinical trial, patients may drop out of the trial, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities, or an institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the pharmaceutical industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies or could require a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use. Any of these developments could materially harm our business, financial condition and prospects.

Further, if any of our product candidates obtains marketing approval, toxicities associated with our product candidates may also develop after such approval and lead to a requirement to conduct additional clinical safety trials or post-approval studies, additional warnings or contraindications being added to the labeling, significant restrictions on the use of the product or the suspension of marketing or withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval. Additionally, we could be sued or held liable for harm caused to patients and our reputation could suffer.

We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. If we fail to successfully identify and develop additional product candidates, our commercial opportunity may be limited.

One of our strategies is to identify and pursue clinical development of additional product candidates. All of our programs are in the research, discovery, preclinical or clinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding beyond our current financial resources and is prone to the risks of failure inherent in drug development. We may not be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates, our commercial opportunity may be limited.

If any of our product candidates successfully completes its planned clinical trials, we plan to seek regulatory approval to market such product candidates in the United States, the EU, and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate. We may never receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that collaborators or partners will conduct these activities or do so within the time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

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

Our current and planned clinical trials are expensive, time consuming, and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or, in the case of the EMA, a clinical trial application (“CTA”), will result in the FDA or EMA allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
delays in confirming target engagement, patient selection or other relevant biomarkers to be utilized in preclinical and clinical product candidate development;
•
delays in reaching a consensus with regulatory agencies on study design;
•
delays in reaching agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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
•
delays or difficulties resulting from future epidemics or pandemics;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, EMA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in November 2002, the FDA issued a clinical hold on the Risvodetinib (IkT-148009) 201 program in PD and the use of Risvodetinib (IkT-148009) in MSA. Although the FDA lifted the clinical hold in January 2023, it still delayed our plans. We may be subject to clinical holds for other product candidates in the future and our progress in the development of this program could be significantly slowed and the associated costs may be significantly increased, which could adversely affect our business, prompt us to cease development of this program entirely and cause our stock price to decline.

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
•
the occurrence of future epidemics or pandemics;
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
•
pandemics or similar public health crises; and
•
the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

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

Clinical trials are time-consuming, expensive, and difficult to design and implement, in part because they are subject to rigorous requirements and the outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. While in November 2024, the Company received authorization for its Phase 2 trial (702 trial) for IKT-001 for PAH, in addition to our already commenced Phase 1 and Phase 2 clinical trials and our two-part dose finding/dose equivalence study for IKT-001, we could encounter problems that could halt our planned clinical trials or require us to repeat such clinical trials. If patients participating in our current and planned clinical trials suffer drug-related adverse actions during the course of such clinical trials, if we or the FDA believe that patients are being exposed to unacceptable health risks, or no meaningful benefits are observed from our product candidates, such clinical trials may have to be suspended or terminated. For example, in June 2024, Aerovate Therapeutics developing an inhaled imatinib product candidate for PAH announced topline Phase 2b clinical trial results indicating the trial did not meet its primary endpoint for improvement in pulmonary vascular resistance versus placebo. Suspension, termination or the need to repeat a clinical trial can occur at any stage and could materially harm the future of our business.

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

Changes in standards related to clinical trial design could have a material adverse effect on our ability to design and conduct clinical trials as planned. For example, we expect to conduct clinical trials comparing our product candidates to both placebo and other approved drugs, but regulatory authorities may not allow us to compare our product candidates to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct such a planned clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from our planned clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our planned clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may not approve the labeling claims or removal of certain warnings that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a REMS, which could have a material adverse effect on the labeling, distribution or promotion of a drug product.

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

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and clinical development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of the same disease indications as our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Commission or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA or European Commission for indications our product candidates are targeting, which could result in our competitors establishing a strong market exclusivity position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/ or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. See “Risks Related to Our Intellectual Property.” The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.

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

In order to conduct our current and planned or future clinical trials of our product candidates, or supply commercial products, if approved, we will need to have them manufactured in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. Furthermore, if any third-party manufacturers with whom we contract fails to perform its obligations, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidate that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer produce our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

In addition, the manufacturing process for any products that we may develop is subject to the FDA, EMA and foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing processes, or on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third -party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, prospects, financial condition, results of operations and growth prospects.

Additionally, in 2024, there was Congressional activity related to interactions with Chinese biotech companies, including the introduction of the BIOSECURE Act. Although the BIOSECURE Act was not ultimately passed by Congress, had this bill become law, or if similar laws are passed in the future, they would have the potential to restrict the ability of U.S. biopharmaceutical companies that purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. If we chose to do business with companies in China, including some named in these bills, it is possible some of our contractual counterparties could be impacted by the legislation described above.

If the third parties that we currently engage, or engage in the future, to supply materials or manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we would likely experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of its product candidates or the substances used to manufacture them, it will be more difficult for us to develop its product candidates and compete effectively.

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
•
the clinical indications for which the product candidate is approved by the FDA, European Commission or other comparable foreign regulatory agencies;
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

Our ability to successfully commercialize any products that we may develop also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Government authorities currently impose mandatory discounts for certain patient groups, such as Medicare, Medicaid and Veterans Affairs (“VA”), hospitals, and may seek to increase such discounts at any time. Future regulation may negatively impact the price of our products, if they are approved for commercial sale. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, of the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. In order to get reimbursement, physicians may need to show that patients have superior treatment outcomes with our products compared to standard of care drugs, including lower-priced generic versions of standard of care drugs. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the medicine is approved by the FDA, European Commission or other comparable foreign regulatory authorities. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products we may develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates, and our overall financial condition.

If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”), a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2)NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovators use to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product and our results of operations and cash flows could be materially and adversely affected. See “Risks Related to Our Intellectual Property.”

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

The time required to obtain approval by the FDA, European Commission and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We plan to seek FDA approval through the Section 505(b)(2) regulatory pathway for IKT-001. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to FDCA. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

On January 19, 2024, our members along with its medical oncology consultants met with the Review Team in a Pre-NDA meeting to discuss our bioequivalence studies of IKT-001 and its path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting we inquired whether additional clinical studies may be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IKT-001 and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IKT-001 provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. In addition, given that imatinib mesylate is approved for use between 300 mg and 800 mg once daily for a variety of blood and gastrointestinal cancers, the Review Team stated that if we intend to seek approval across all currently approved indications, we should evaluate additional dose(s) as needed to measure the safety, tolerability and bioequivalent dose of IKT-001 that would deliver up to 800 mg, the highest approved dose of imatinib mesylate. We are considering the study of the 1200 mg dose of IKT-001 that is expected to lead to exposures equivalent to 800 mg imatinib. The Review Team also discussed the possible difference between IKT-001 and imatinib mesylate absorption in the gut and recommended that we evaluate whether IKT-001 and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are in alignment with the FDA and are initiating the necessary pre-clinical test to evaluate this further to ensure that delivery of imatinib by IKT-001 mimics imatinib mesylate in all respects. Finally, a number of recommendations were discussed to prevent the potential mix-up between IKT-001 and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. We discussed alternate dosage forms for IKT-001 relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors. We will request milestone-based meetings with the Review Team to ensure the Company and the Review Team remain aligned as we complete the necessary preclinical, clinical, manufacturing and quality control requirements for potential approval, but there is no guarantee that Review Team interactions will ultimately lead to the approval of IKT-001 or any other product candidates we may develop.

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

If we file a Section 505(b)(2) application that relies in whole or in part on studies conducted by a third-party, we will be required to certify to the FDA that either: (1) there is no patent information listed in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations (“Orange Book”), with respect to the third-party NDA for the applicable approved drug candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of our drug. A certification that our new drug will not infringe the Orange Book- listed patents for the applicable approved drug candidate, or that such patents are invalid, is called a paragraph IV certification. If we submit a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to the NDA holder once our Section 505(b)(2) application is accepted for filing by the FDA. The third-party may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the Section 505(b)(2) application until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of us.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA or European Commission grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate for those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, biologics license application to the FDA, or BLA or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Although we have received orphan drug designation for IKT-001 by the FDA and may seek orphan drug designation for other product candidates, we may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, for IKT-001, and may be unable to obtain such a designation for other product candidates. This may cause our revenue, if any, to be reduced.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product. Also, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. If we lose orphan drug designation in the future for IKT-001 the development costs may outweigh the economic benefits from FDA approval, if any, and commercialization.

Similarly, in the EU, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants an orphan designation in respect of a product if its sponsor can show that: (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (i) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (ii) it is unlikely that, without the benefits derived from orphan status, sales of the product in the EU would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there is no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or, if such a method exists, the product would be of a significant benefit to those affected by that condition. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan designation subsequently receives the first regulatory approval for the indication for which it has such designation in the EU, the product is entitled to a ten year period of marketing exclusivity, which precludes the EMA from approving another marketing authorization application for a similar medicinal product in the same indication for that time period, except in limited circumstances. The EU market exclusivity period can be reduced to six years if, at the end of the fifth year, a product no longer meets the criteria for orphan designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Proposed amendments to EU regulations regarding orphan medicines are under consideration that, if implemented, could reduce the current ten-year marketing exclusivity period in the EU for certain orphan medicines. Even if we obtain orphan exclusivity for any product candidate, that exclusivity may not effectively protect our product candidate from competition because different products can be approved for the same condition.

If, in the future, we seek a breakthrough therapy designation by the FDA for our product candidates, we might not receive such designation, and even if we do, such designation may not lead to a faster development of any product candidate or approval process for any product candidate.

In the future, we may seek a breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for priority review if supported by clinical data at the time the NDA is submitted to the FDA.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In particular, the FDORA enacted in the Consolidated Appropriations Act on December 29, 2022, further directs FDA to specify conditions for post-approval studies for products approved under accelerated approval that may provide additional requirements and timelines for conducting such studies. FDORA also directs FDA to develop procedures for withdrawing a product’s accelerated approval on an expedited basis, which may also impact one or more of our products, if we are no longer able to continue to meet the requirements for accelerated approval.

In addition, in the EU, we may seek to participate in the PRIority MEdicines (“PRIME”) scheme for our potential product candidates. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the EU. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Eligible products must target conditions for which there is an unmet medical need (no treatment option exists in the EU or the product can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our potential product candidates would be deemed eligible for the PRIME scheme and, even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

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

Other legislative changes have been adopted since the Affordable Care Act was enacted, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. Under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act (CAA), which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the CAA delays the 4% Statutory Pay-As-You-Go Act of 2010, or “PAYGO” sequester for two years, through the end of calendar year 2024. Triggered by the enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The CAA’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into fiscal year 2032 and lowers the payment reduction percentages in fiscal years 2030 and 2031.

The American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Further, with passage of the Inflation Reduction Act (IRA) in August 2022, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. In addition, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The IRA also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. The IRA permits the U.S. Department of Health and Human Services or “HHS” to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 15, 2024, HHS announced the agreed-upon prices of the first ten drugs that were subject to price negotiations, which take effect in January 2026. HHS will select up to fifteen additional products covered under Part D for negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. The Medicare Drug Price Negotiation Program is currently subject to legal challenges. The outcome of this litigation as well as the effects of the IRA on the pharmaceutical industry cannot yet be fully determined but is likely to be significant.

We expect that healthcare reform measures that have and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for our product and product candidates, if approved, and could seriously harm our future revenues. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain and maintain profitability of our product and product candidates, if approved.

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security and physician and other healthcare provider payment transparency laws and regulations. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;
•
federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
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

Data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

Federal and state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (CCPA) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar laws have been passed in numerous other states. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. The existence of a variety of comprehensive privacy laws in different states would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Moreover, a number of other states have passed or proposed more limited privacy laws that focus on specific privacy issues such as biometric data or the privacy of consumer health information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data and a health privacy law is awaiting the governor’s signature in New York. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. For example, on February 1, 2025, the U.S. imposed a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Regulators and legislators in the U.S. are increasingly scrutinizing and restricting certain personal data transfers and transactions involving foreign countries. For example, the Biden Administration’s executive order Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern as implemented by Department of Justice regulations issued in December 2024, prohibits data brokerage transactions involving certain sensitive personal data categories, including health data, genetic data, and biospecimens, to countries of concern, including China. The regulations also restrict certain investment agreements, employment agreements and vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these regulations may be punishable by criminal and/or civil sanctions, and may result in exclusion from participation in federal and state programs.

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

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Assuming that other requirements for patentability are met, prior to March 2013, in the United States, the first to invent the claimed invention was entitled to the patent, while outside the United States, the first to file a patent application was entitled to the patent. After March 2013, under the Leahy-Smith America Invents Act (“America Invents Act”), enacted in September 2011, the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third-party that files a patent application in the USPTO after March 2013, but before us, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third-party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates or other technologies or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications.

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

The use of new and evolving technologies, such as artificial intelligence, in our offerings may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We continue to build and integrate artificial intelligence into our offerings, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) the world’s first comprehensive AI law is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Risks Related to Our Operations

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of the date of this Annual Report, we had fifteen full-time employees and one part-time employee. Due to our limited employee headcount and dependence on contractors, we have operated with our employees and contractors conducting most of their activities outside of our offices.

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

Our ability to compete in the highly competitive pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our scientific and medical contract employees and future personnel, including our board of directors and scientific advisory board, many of whom have significant experience in drug development and marketing, and who could prove hard to replace. The loss of the services provided by any of our executive officers, key employees and consultants, or other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide stock option grants that vest over time and performance stock if performance conditions are met. In the future we may grant restricted stock units. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

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

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics, and other natural or man-made disasters or business interruptions, for which we may not be insured. In addition, we rely on our third-party research institution collaborators for conducting research and development of our product candidates, and they may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2024, we had federal net operating loss carryforwards of approximately $1.6 million, which will begin to expire in varying amounts annually beginning in 2030, and $46.5 million of federal net operating losses with no expiration. At December 31, 2024, we had state net operating loss carryforwards of approximately $36.1 million which will begin to expire in varying amounts annually beginning in 2030. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Additionally, under current federal income tax law, federal net operating loss incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating loss generally is limited to 80% of U.S. federal taxable income.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of research and developmental (“R&D”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years-both using a midyear convention. During the year ended December 31, 2024, we capitalized for tax purposes $11.3 million and $0.7 million of domestic and foreign R&D expenses, respectively.

To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of net operating loss carry forwards and other tax attributes, such as research tax credits, that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Under Sections 382 and 383 of the United States Internal Revenue Code of 1986, as amended (“Code”), and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or taxes may be limited. We preliminarily determined that we experienced ownership changes in connection with our June 2021 Offering, and October 2024 Offering and may do so in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control including, without limitation, the exercise of the Series A-1 Warrants or the Series B Warrants under the October 2024 Offering. Our net operating loss carry forwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carry forwards of companies that we may acquire in the future may also be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating loss and other tax attributes, such as research tax credits, which could adversely affect our future cash flows.

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

Our results of operations have been adversely affected and, in the future, could be materially adversely impacted by future epidemics and pandemics.

Our business and results of operations could be adversely impacted by future epidemics or pandemics, such as we observed with COVID-19, particularly if there are closures or other restrictions in the places where we or our manufacturers and suppliers operate. For example, we have in the past and may in the future experience impacts to certain of our suppliers as a result of epidemics or pandemics or other health outbreaks occurring in one or more of locations, which may materially and adversely affect our business, financial condition and results of operations. Further, our operation has in the past and may in the future experience disruptions, including in connection with temporary office closures and suspension of services by our suppliers, which may result in us having to procure the components for our product candidates from alternate suppliers, which may materially and adversely affect our development timelines, and our business, financial condition and results of operations. Future epidemics and pandemics may also have adverse consequences for clinical trials, including the drop-out of subjects or inability to attract subjects.

Inadequate funding for the NIH, FDA, the SEC and other government agencies, including from government shutdowns, policy or administrative changes or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. Government funding is subject to the political process, which is inherently fluid and unpredictable. Under the Trump administration, the NIH announced on February 7, 2025, a policy significantly reducing research grants by limiting payments for indirect costs. Indirect costs represented more than 25% of total grant dollars awarded by the NIH in 2023. We may face increased financial pressure due to this change or any future caps on indirect costs. While, as of the date of this filing, the order has been temporarily stayed, there can be no assurance that it will not take effect or that other adverse actions will not be taken involving NIH-related grant funding

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Commencing December 31, 2025, we will no longer qualify as an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

As of December 31, 2025, we will no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we will incur significant additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. We will become subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements and compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

However, we will continue to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our Common Stock) or a public float (based on our Common Stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. At the time of writing this, we have not included all of the executive compensation related information that would be required if we were not an emerging growth company, nor have we included all of the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile. Additionally, we expect that our loss of “emerging growth company” status will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company. Section 404 of SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

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

In addition, Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

The choice of the Court of Chancery of the State of Delaware as the sole and exclusive forum for any derivative action or proceeding brought on behalf of us shall not apply to suits seeking to enforce a duty or liability created by the Securities Act or the Exchange Act.

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

We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring complementary products, intellectual property rights, technologies, or businesses. For example, in February 2025 we acquired CorHepta and issued shares of our common stock as consideration, which diluted our stockholders. Any acquisition or strategic partnership may entail numerous risks, including:

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

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”), and similar anti-bribery and anti-corruption laws.

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
•
potential liability under the FCPA or comparable foreign laws; and
•
business interruptions resulting from geo-political actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods, fire, epidemics and pandemics.

Significant political, trade, or regulatory developments, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations. These and other risks associated with conducting business internationally may materially adversely affect our ability to attain profitable operations.

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

Board Oversight of Cybersecurity Risks

Our Board is responsible for the oversight of our risk management program and regularly reviews information regarding our most significant strategic, operational, financial, legal and compliance risks, including cybersecurity risks. The Board reviews mitigation plans through discussions with management, which includes regular Board reports and findings from management’s monthly discussions with our outside IT group. Our Board of Directors also reviews and approves our cybersecurity policies, strategies, and budgets on an annual basis.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Capital Markets under the symbol "IKT" since our initial public offering on December 23, 2020. Prior to that date, there was no public market for our common stock.

Holders of Record

Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC) is the transfer agent for our common stock. As of March 21, 2025, there were 29 holders of record of our common stock. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have never previously declared or paid any cash dividends on our capital stock. We currently intend to retain earnings and profits, if any, to support our business strategy and do not intend to pay any cash dividends within the foreseeable future. Any future determination to pay cash dividends will be at the sole discretion of our Board of Directors and will depend upon the financial condition of the Company, its operating results, capital requirements, general business conditions and any other factors that our Board of Directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report.

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes to those statements included elsewhere in this Annual Report. This discussion and analysis and other parts of this Annual Report contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations, forecasts and projections. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under the section titled “Risk Factors” and elsewhere in this Annual Report. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary and other diseases including those that arise from aberrant signaling through the Abelson Tyrosine Kinase, and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. The Company’s multi-therapeutic pipeline is developing IKT-001, a prodrug of imatinib mesylate, for Pulmonary Arterial Hypertension (“PAH”). We have completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results are being utilized to set the doses in a Phase 2b trial to determine if IKT-001 could be a disease-modifying treatment for PAH. We have also developed risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases that targets the treatment of Parkinson’s disease inside and outside the brain. In 2021, we commenced clinical development of risvodetinib. In 2023, we initiated the Phase 2 201 trial (“201 Trial”) for risvodetinib (IkT-148009) as a treatment for Parkinson’s disease and completed that trial on October 6, 2024. In January 2025, we reported results from the 201 Trial and decided to pause further development of risvodetinib as we focus our resources on advancing lead program IKT-001 in PAH. We will consider our strategic options for the risvodetinib program.

IKT-001 and PAH

IKT-001 emerged from the Company’s medicinal chemistry program that aimed to develop improvements to drugs that inhibit Abelson Tyrosine Kinase and type III receptor tyrosine kinases. IKT-001, a prodrug of imatinib mesylate, was designed to improve areas of the molecule that might play a role in the gastrointestinal (“GI”) side effects commonly observed with oral imatinib mesylate, the current standard of care. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) was completed with IKT-001 in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IKT-001 and determine the dose relationship between IKT-001 and imatinib mesylate. Based on this study it was determined that bioequivalence was established with a 300 mg dose of IKT-001 to a dose of 230 mg of imatinib mesylate while a 500 mg dose of IKT-001 was established as bioequivalent to a dose of 383 mg of imatinib mesylate. These doses are adequate to cover the target systemically and were similar to the doses of imatinib mesylate used in the Phase 3 IMPRES trial in PAH.

On January 19, 2024, we met with the Food and Drug Administration (“FDA”) Hematological Malignancy Review Team (“Review Team”) in a Pre-New Drug Application (“pre-NDA”), meeting to discuss our bioequivalence studies of IKT-001 and its path to approval. All questions were addressed and summarized in official meeting minutes the issued by the FDA on February 12, 2024. During the meeting, we inquired whether additional clinical studies would be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appeared to be the appropriate pathway for approval of IKT-001. The Review Team also discussed the possible difference between IKT-001 and imatinib mesylate absorption in the gut and recommended that we evaluate whether IKT-001 and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. This evaluation was completed and determined that IKT-001 and imatinib mesylate have similar behavior toward the transporters P-glycoprotein (“PGP”) and the Breast Cancer Resistance Protein (“BCRP”). Finally, a number of recommendations were discussed to prevent the potential mix-up between IKT-001 and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. The Company discussed alternate dosage forms for IKT-001 relative to imatinib mesylate as the primary mitigation strategy and will provide a justification of the dosage forms chosen and why they are unlikely to cause medication errors if/when the Company submits a New Drug Application (“NDA”) for approval of IKT-001 in these cancer indications.

PAH is a rare disease of the pulmonary microvasculature found in 15 to 50 persons per million within the United States and Europe. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 5.4% between 2024 to 2030. Most of the treatments that constitute the standard of care (e.g. ERAs, PDE5s, prostacyclins) primarily act as vasodilators. In 2024, sotatercept was approved for the treatment of PAH on top of SOC. Sotatercept is recombinant fusion protein that acts as a trap for transforming growth factor-beta superfamily ligands, including activin A and bone morphogenetic protein 9. These ligands may play a role in the development and progression of PAH by promoting cell proliferation and fibrosis.

The success of sotatercept has created renewed enthusiasm around the anti-proliferative pathways in PAH. As previously mentioned, imatinib inhibits Abelson Tyrosine Kinase and type III receptor tyrosine kinases and through these pathways inhibits Platelet-derived growth factor receptor which is involved in cell proliferation and angiogenesis as well as Stem cell factor receptor which targets mast cells and other hematopoietic progenitors. Through these targets imatinib may inhibit vascular smooth muscle cell proliferation and fibrosis. This pathway may provide an alternate pathway for disease modification in PAH.

The first reports of the use of imatinib in PAH were published in 2005 and 2006. A phase 2, RCT was subsequently conducted showing clinical benefit of imatinib in PAH. In 2013, the outcome of a Phase 3 trial (IMPRES) evaluating imatinib mesylate as a treatment for PAH was reported, demonstrating that imatinib may improve key parameters associated with PAH. In this study imatinib improved exercise capacity and hemodynamics in patients with advanced PAH but approval was precluded because of the bleeding risk associated with concomitant anti-coagulant therapy and the high discontinuation rate in the imatinib group.

As we considered revisiting the use of imatinib in PAH, we recognized that changes in standard-of-care for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The FDA requested at the PIND meeting that we conduct a comparative cell-culture based study of the human Ether-a-go-go-related Gene (“hERG”) ion channel, a standard cardiovascular safety test performed for any NME for which a new Investigative New Drug Application (“IND”) is to be opened. Neither IKT-001 nor imatinib mesylate were found to be inhibitors of hERG. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024. On October 21, 2024, we closed a private placement with gross proceeds of approximately $110 million, before deducting placement fees and offering expenses, to support this program. If the warrants issued in such offering are exercised for cash, the total gross proceeds from the financing may be up to $275 million. We intend to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. We have had discussions with the FDA regarding Orphan Drug Designation (“ODD”) for delivery of imatinib by IKT-001 for PAH and plan to apply for ODD once the required pre-clinical studies are complete.

We currently have commercialization rights to all of our development programs and patent protection in the United States until 2033 for IKT-001 with upcoming patent application filings potentially extending patent protection for certain methods of treatment using IKT-001 until 2045.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses accounted for 60% and 67% of our operating expenses for the years ended December 31, 2024 and 2023, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

•
external research and development expenses, including expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), preclinical testing organizations, clinical testing organizations, contract manufacturing organizations (“CMOs”), academic and non-profit institutions and consultants;
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

	Year ended December 31,
	2024	2023	Change
PD	$9,333,359	$9,036,750	$296,609
PAH	1,672,869	—	1,672,869
Other research and development expenses	6,204,320	4,581,598	1,622,722
Total research and development expenses	$17,210,548	$13,618,348	$3,592,200

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

We expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. We are also increasing our administrative headcount as a public company and as we advance our product candidates through clinical development, which will also likely require us to increase our selling, general and administrative expenses.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Year ended December 31,		Change
	2024	2023	($)	(%)

Grant revenue	$—	$260,501	$(260,501)	(100.0)
Research and development	(17,210,548)	(13,618,348)	(3,592,200)	26.4
Selling, general and administrative	(11,378,520)	(6,731,945)	(4,646,575)	69.0
Loss from operations	(28,589,068)	(20,089,792)	(8,499,276)	(42.3)
Interest income	1,069,182	1,060,909	8,273	0.8
Net loss	$(27,519,886)	$(19,028,883)	$(8,491,003)	(44.6)

Grant Revenue

Grant revenue for the year ended December 31, 2024 decreased by $260,501 or 100.0% to $0 from $260,501 in the prior year. The Company has no active grants during the period ended December 31, 2024.

Research and Development

Research and development expenses increased by $3,592,200 or 26.4% to $17,210,548 from $13,618,348 in the prior year. The $3.6 million increase was due to an increase of $4.5 million in stock-based compensation, an increase of $1.7 million in PAH expenses, a $0.3 million increase in risvodetinib (IkT-148009) expenses partially offset by a net decrease of $2.9 million in all other research and development activities.

Selling, General and Administrative

Selling, general and administrative expenses increased by $4,646,575 or 69.0% to $11,378,520 from $6,731,945 in the prior year. The $4.6 million increase was primarily driven by an increase of $3.1 million in stock-based compensation, a $2.0 million increase in legal, consulting and compliance related fees partially offset by a $0.3 million decrease in Directors and Officers (“D&O”) insurance, a $0.5 million decrease in advertising and promotions and a net increase of $0.3 million in all other selling, general and administrative expenses.

Interest Income

Interest income increased by $8,273 or 0.8% to $1,069,182 from $1,060,909 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 Initial Public Offering, we funded our operations primarily through private, state and federal contracts and grants.

At December 31, 2024, the Company had cash, cash equivalents, and marketable securities of $97,543,528.

The Company has incurred recurring losses and at December 31, 2024 had an accumulated deficit of $94,420,611.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $94,420,611 at December 31, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2024 will enable us to fund our operating requirements for at least the next twelve months following the date of this Annual Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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
•
the costs and ongoing investments to in-license and/or acquire additional technologies; and
•
possible delays or interruptions to preclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to epidemics or pandemics.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the years presented below:

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(19,148,067)	$(18,085,043)
Net cash (used in) provided by investing activities	(37,004,201)	11,656,666
Net cash provided by financing activities	103,477,668	8,405,003
Net increase in cash and cash equivalents	$47,325,400	$1,976,626

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2024 totaled $19,148,067, and consisted primarily of a net loss of $27.5 million adjusted for non-cash stock compensation of  $8.1 million, a decrease in prepaid expenses and other assets of $0.6 million, an increase in accounts payable of $0.3 million, an increase in accrued expenses and other current liabilities of $0.4 million and an increase in prepaid research and development of $0.1 million.

Net cash flows used in operating activities for the year ended December 31, 2023 totaled $18,085,043, and consisted primarily of a net loss of $19.0 million adjusted for non-cash stock compensation of  $0.5 million, depreciation and lease expense of $0.2 million, increase in prepaid expenses and other assets of $0.1 million, decrease in accounts payable of $0.5 million, decrease in prepaid research and development of $0.9 million and a decrease in accrued expenses and other current liabilities of $0.1 million.

Cash (Used in) Provided by Investing Activities

Net cash flows used in investing activities for the year ended December 31, 2024, totaled $37,004,201, of which $60.5 million was used for the purchase of marketable securities investments and $23.5 million was provided by maturity of marketable securities.

Net cash flows provided by investing activities for the year ended December 31, 2023, totaled $11,656,666, of which $29.4 million was used for the purchase of marketable securities investments and $41.1 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 totaled $103,477,668, which consisted of $3.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our May 2024 Offering and our ATM Offering and $99.6 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our October 2024 Offering.

Net cash provided by financing activities for the year ended December 31, 2023 totaled $8,405,003, which consisted of $8.5 million net from the issuance of common stock and pre-funded warrants and $0.1 million of deferred offering costs.

Contractual Obligations and Commitments

On April 18, 2022, the Company entered into an operating lease agreement through September 30, 2025 for its office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, the Company prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $114,966, consisting of minimum annual rental obligations of $114,966 for fiscal year 2025.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

As part of the process of preparing consolidated financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of preclinical studies and consulting services. These costs are a significant component of our research and development expenses. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using either the Black-Scholes-Merton option pricing model or the Monte Carlo option pricing model.

The intrinsic value of all in the money outstanding options as of December 31, 2024 was approximately $31.1 million, based on the closing price of our common stock of $3.25 per share at December 31, 2024, and $15.8 million of the intrinsic value of options was exercisable.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of the extended transition period for complying with new or revised financial accounting standards.

We will remain an emerging growth company until the earliest of  (i) the last day of our first fiscal year in which we have total annual gross revenues of  $1.235 billion or more; (ii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding equity securities held by non-affiliates; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years; or (iv) the last day of our fiscal year following the fifth anniversary of the date of the completion of our December 2020 public offering.

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

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and the report of our independent registered public accounting firm (PCAOB ID:596) required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those consolidated financial statements is found on page F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm due to the transition period established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2024 covered by this Annual Report.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors, and employees, which is available on our website (https://www.inhibikase.com) under “Governance Documents.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on the website address and location specified above.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year, and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inhibikase Therapeutics, Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023,and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Holmdel, New Jersey

March 27, 2025

Inhibikase Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash and cash equivalents	$56,490,579	$9,165,179
Marketable securities	41,052,949	4,086,873
Prepaid research and development	81,308	219,817
Prepaid expenses and other current assets	826,473	739,179
Total current assets	98,451,309	14,211,048
Equipment and improvements, net	47,100	73,372
Right-of-use asset	101,437	222,227
Total assets	$98,599,846	$14,506,647
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$943,019	$646,767
Lease obligation, current	110,517	150,095
Accrued expenses and other current liabilities	2,680,030	2,259,955
Insurance premium financing payable	-	381,784
Total current liabilities	3,733,566	3,438,601
Lease obligation, net of current portion	-	90,124
Total liabilities	3,733,566	3,528,725
Commitments and contingencies (see Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2024 and December 31, 2023	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 69,362,439 and 6,186,280 shares issued and outstanding at December 31, 2024 and December 31, 2023	69,362	6,186
Additional paid-in capital	189,254,777	77,871,584
Accumulated other comprehensive (loss) income	(37,248)	877
Accumulated deficit	(94,420,611)	(66,900,725)
Total stockholders' equity	94,866,280	10,977,922
Total liabilities and stockholders’ equity	$98,599,846	$14,506,647

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2024	2023
Revenue:
Grant revenue	$—	$260,501
Total revenue	—	260,501
Costs and expenses:
Research and development	17,210,548	13,618,348
Selling, general and administrative	11,378,520	6,731,945
Total costs and expenses	28,589,068	20,350,293
Loss from operations	(28,589,068)	(20,089,792)
Interest income	1,069,182	1,060,909
Net loss	(27,519,886)	(19,028,883)
Other comprehensive loss, net of tax
Unrealized loss on marketable securities	(38,125)	(103,841)
Comprehensive loss	$(27,558,011)	$(19,132,724)
Net loss per share – basic and diluted	$(1.16)	$(3.16)
Weighted-average number of common shares – basic and diluted	23,712,220	6,028,210

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	4,224,294	$4,224	$68,798,301	$104,718	$(47,871,842)	$21,035,401
Stock-based compensation expense	—	—	500,148	—	—	500,148
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	1,961,986	1,962	8,573,135	—	—	8,575,097
Other comprehensive loss	—	—	—	(103,841)	—	(103,841)
Net loss	—	—	—	—	(19,028,883)	(19,028,883)
Balance at December 31, 2023	6,186,280	6,186	77,871,584	877	(66,900,725)	10,977,922
Stock-based compensation expense	—	—	8,140,617	—	—	8,140,617
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	63,176,159	63,176	103,242,576	—	—	103,305,752
Other comprehensive loss	—	—	—	(38,125)	—	(38,125)
Net loss	—	—	—	—	(27,519,886)	(27,519,886)
Balance at December 31, 2024	69,362,439	$69,362	$189,254,777	$(37,248)	$(94,420,611)	$94,866,280

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(27,519,886)	$(19,028,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,272	177,398
Stock-based compensation expense	8,140,617	500,148
Non-cash consulting and marketing fees	—	31,536
Changes in operating assets and liabilities:
Accounts receivable	—	39,881
Operating lease right‑of‑use assets	120,790	106,416
Prepaid expenses and other assets	(616,523)	(55,387)
Prepaid research and development	138,508	897,803
Accounts payable	271,782	(504,406)
Operating lease liabilities	(129,702)	(111,068)
Accrued expenses and other current liabilities	420,075	(138,481)
Net cash used in operating activities	(19,148,067)	(18,085,043)

Cash flows from investing activities
Purchases of equipment and improvements	—	(14,238)
Purchases of investments - marketable securities	(60,455,103)	(29,426,101)
Maturities of investments - marketable securities	23,450,902	41,097,005
Net cash (used in) provided by investing activities	(37,004,201)	11,656,666

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	103,477,668	8,543,559
Deferred offering costs	—	(138,556)
Net cash provided by financing activities	103,477,668	8,405,003
Net increase in cash and cash equivalents	47,325,400	1,976,626
Cash and cash equivalents at beginning of year	9,165,179	7,188,553
Cash and cash equivalents at end of year	$56,490,579	$9,165,179
Supplemental disclosures of cash flow information
Insurance premium financing	$-	$381,784
Issuance costs	$11,499,089	$1,456,479

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing protein kinase inhibitor therapeutics to modify the course of cardiopulmonary and neurodegenerative diseases and other diseases that arise from aberrant signaling through the Abelson Tyrosine Kinases. The Company’s pipeline includes IkT-001, a prodrug of the anticancer agent imatinib, for the treatment of Pulmonary Arterial Hypertension. IkT-001 has completed bioequivalence dose calibration studies in preparation for a future late-stage trial in Pulmonary Arterial Hypertension (PAH).

Liquidity

As of December 31, 2024, the Company had cash, cash equivalents and marketable securities of $97,543,528.

The Company has incurred recurring losses and at December 31, 2024, had an accumulated deficit of $94,420,611.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock and ATM sales. In December 2020, June 2021, January 2023, May 2024 and October 2024, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, $3.2 million and $99.6 million, respectively, in net proceeds from its 2020 IPO, its June 2021 Offering, its January 2023 Offering, its May 2024 Offering and its October 2024 Offering, respectively and $0.5 million in ATM proceeds in 2024.

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

The Company may seek to fund its operations, particularly with respect to its pulmonary arterial hypertension programs, through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. In addition, potential proceeds under the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all. The Company’s failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on the Company’s business, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The October 2024 Offering has mitigated the Company's substantial doubt to continue as a going concern. The Company estimates that its cash and cash equivalents and marketable securities at December 31, 2024 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2024 and 2023, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiary, IKT Securities Corporation, which was incorporated in the Commonwealth of Massachusetts in December 2021. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of our liquidity and working capital adequacy, the fair value of its stock options and warrants, deferred tax valuation allowances and revenue recognition, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

No grant revenue was recognized for the year ended December 31, 2024. For the year ended December 31, 2023, the Company derived 100% of its total revenue from a single source, the United States Government, in the form of federal research grants.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views is operations and manages its business as one operating and reporting segment, which is the business of developing protein kinase inhibitor therapeutics (See Note 16).

Cash and cash equivalents

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash and cash equivalents of $56.5 million and $9.2 million at December 31, 2024 and 2023, respectively.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides an allowance for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices. To date, the Company has not had any provision for credit losses, and the Company did not have any expected credit losses as of December 31, 2024 and 2023. The balance of accounts receivable as of December 31, 2022 was $39,881.

Leases

The Company accounts for its leases under ASU 2021-09, ASU 2018-10, and ASC Topic 842, Leases (“ASC 842”). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the consolidated financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases is required.

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

Estimated Useful Econcomic Life
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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, including activities associated with performing services under grant revenue contracts and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the years ended December 31, 2024 and 2023 the company incurred expenses of approximately $307 thousand and $76 thousand, respectively with a related party vendor included in research and development expenses. As of December 31, 2024 and 2023, the Company had a payable balance with a related party vendor of approximately $0 and $14 thousand, respectively, included in accounts payable.

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

The Company uses a Monte Carlo simulation to determine the fair value of complex option structures. For all non-complex option structures, the Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that the historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Due to the lack of Company specific historical and implied volatility data, we have based our estimate of expected volatility primarily on the historical volatility of a group of similar companies that are publicly traded. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period which includes Pre-Funded Warrants and shares held in abeyance from date of issuance, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

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

The Company qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (“JOBS Act”). The JOBS Act permits an emerging growth company such as the Company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. The Company has elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that it either (i) irrevocably elects to “opt out” of such extended transition period or (ii) no longer qualifies as an emerging growth company.

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company adopted this standard as of January 1, 2024 and concluded it did not have a material impact on the Company's consolidated financial statements.

On December 14, 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively; the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the ASU, but does not expect any material impact upon adoption.

On November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

3. Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2024	December 31, 2023
Accrued consulting	$202,379	$49,395
Accrued compensation	999,303	635,451
Accrued research and development	1,397,348	1,472,292
Accrued other	81,000	102,817
Total accrued expenses and other current liabilities	$2,680,030	$2,259,955

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of:

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,238,598	$—	$—	$11,238,598
Total	$11,238,598	$—	$—	$11,238,598

Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,052,949	$—	$—	$41,052,949
Total	$41,052,949	$—	$—	$41,052,949

	Fair Value Measurements as of December 31, 2023:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,039,024	$—	$—	$8,039,024
Total	$8,039,024	$—	$—	$8,039,024

Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,086,873	$—	$—	$4,086,873
Total	$4,086,873	$—	$—	$4,086,873

5. Marketable Securities

Marketable securities consisted of the following:

December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,090,197	$—	$(37,248)	$41,052,949
Total	$41,090,197	$—	$(37,248)	$41,052,949

December 31, 2023	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$4,085,996	$877	$—	$4,086,873
Total	$4,085,996	$877	$—	$4,086,873

As of December 31, 2024, the Company held seven U.S. Treasury debt securities that were in an unrealized loss position totaling $37,248. As of December 31, 2023, the Company held three U.S. Treasury debt securities that were in an unrealized gain position totaling $877. All U.S. treasury obligations were due to mature in less than one year for the years ended December 31, 2024 and 2023, respectively.

The Company received proceeds of $23.5 million from maturities of marketable securities for the year ended December 31, 2024. The Company received proceeds of $41.1 million from maturities of marketable securities for the year ended December 31, 2023.

6. Equipment and Improvements

Equipment and Improvements, net
	Year ended December 31,
	2024	2023
Furniture and office equipment	$86,930	$86,930
IT equipment	16,895	16,895
	103,825	103,825
Less: Accumulated depreciation	56,725	30,453
Total	$47,100	$73,372

Depreciation expense for the year ended December 31, 2024 was $26,272. Depreciation expense for the year ended December 31, 2023 was $177,398.

7. Insurance Premium Financing Payable

	Year ended December 31,
	2024	2023
AON	$—	$381,784
Total insurance premium financing payable	$—	$381,784

Insurance premium financing Payable to AON

In December 2023, the Company entered into an insurance premium financing and security agreement with AON Premium Finance, LLC (“AON”). Under the agreement, the Company financed $381,784 of certain premiums at an 8.59% annual interest rate. As of December 31, 2024 and December 31, 2023, the outstanding principal of the loan was $0 and $381,784, respectively, and is included on the balance sheet in Insurance premium financing payable. The final payment was paid in November 2024.

8. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of December 31, 2024, a total 15,106,412 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

Share Issuances

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants”). The Pre-Funded Warrants and Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants will become exercisable at the earlier of (a) the 75th calendar day following the initial filing of the resale registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants, if the SEC notifies the Company that it will review such resale registration statement and (b) the 5th business day after the date the Company is notified by the SEC that such resale registration statement will not be subject to further review. Each Series A-1 Warrant will be exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. As of December 31, 2024, the Company had 19,815,131 pre-funded warrants outstanding.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering”). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the one-year anniversary from the date of stockholder approval, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the five-year anniversary from the date of stockholder approval. All of the warrants in the May 2024 Offering were issued to a single investor. During the third quarter 2024, the investor exercised 247,925 Pre-Funded Common Warrants and exercised the remaining 710,000 Pre-Funded Common Warrants as of the date of this report. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 (“January 2023 Existing Warrants”). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock (“January 2023 New Warrants”). Each will have an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants will expire on the one-year anniversary from the date of stockholder approval and the Series D Common Warrants will expire on the five-year anniversary from the date of stockholder approval. The shares held in abeyance were all issued to the investor in 2024.

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

On January 25, 2023, the Company entered into a securities purchase agreement in connection with a registered direct offering and concurrent private placement with an institutional investor. The Company also entered into a securities purchase agreement and a registration rights agreement in connection with a concurrent private placement with the same institutional investor (collectively the "January 2023 Offering”). The January 2023 Offering consisted of (i) 466,799 shares of Common Stock sold at $5.16 per share, (ii) Common Warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and (iii) Pre-Funded Warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $0.06, all issued to Armistice Capital Master Fund Ltd (“Armistice”). The warrants will expire on January 27, 2028. As part of the January 2023 Offering, the Company further issued warrants to H.C. Wainwright & Co., LLC (“Placement Agent Warrants”) to purchase up to 67,830 shares of Common Stock with an exercise price of $6.45 and an expiration date of January 25, 2028. As of December 31, 2023 the institutional investor has exercised all 1,471,187 Pre-Funded Warrants.

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

9. Stock-Based Compensation

2020 Equity Incentive Plan

On July 21, 2020, the Company’s board of directors and its stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan became effective immediately prior to the closing of the Company’s December 2020 IPO. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units to any of its employees, directors, consultants and other service providers or those of its affiliates. The board of directors has initially designated the compensation committee to administer the 2020 Plan. The compensation committee has broad authority to administer the plan and to determine the vesting conditions for awards. Neither the compensation committee nor the board of directors are authorized to reprice outstanding options or stock appreciation rights without shareholder consent. In addition, any amendments to increase the total number of shares reserved for issuance under the 2020 Plan or modification of the classes of participants eligible to awards requires ratification by the stockholders. On June 7, 2024, the stockholders of Registrant approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 2,500,000 shares. On January 3, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 27,453,993 shares. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2020 Plan after the stockholder's approval on January 3, 2025 in connection with awards is limited to 31,417,517 shares.

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

Stock Options

On October 9, 2024, the Company modified only the exercise price on all outstanding previously issued stock options. A total of 31 grantees were affected resulting in approximately $0.2 million of total incremental fair value expense recognized. The Company determined that the modification of the stock options, both vested and unvested, was a probable to probable (Type 1) modification. The Company recognized the grant date fair value and any incremental fair value on the modification date. For all options previously vested, all prior expense had been recognized and only the incremental fair value will be recognized. For the options not fully vested, any remaining grant date fair value plus the incremental fair value will be recognized ratably over the remaining vesting term.

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2022	732,395	$13.14	6.20
Granted	111,668	3.03	—
Exercised	—	—	—
Forfeited	(4,540)	10.74	—
Cancelled	—	—	—
Outstanding at December 31, 2023	839,523	11.90	5.30
Granted	17,219,692	1.42
Exercised	—	—	—
Forfeited	(1,140,595)	9.11	—
Cancelled	(14,570)	12.15	—
Outstanding at December 31, 2024	16,904,050	1.41	9.48
Exercisable at December 31, 2024	7,962,036	1.26	9.31

As of December 31, 2024, the intrinsic value of options outstanding was $31.1 million and $15.8 million of the intrinsic value of options was exercisable. Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2024 and the exercise price of each in the money stock option award. We adjust for actual forfeitures as they occur.

During the year ended December 31, 2024, certain performance conditions were met. There were no options to purchase stock that vested upon the achievement of performance conditions at December 31, 2023.

The weighted-average fair values of options granted in the years ended December 31, 2024 and 2023 were $0.62 and $3.03, per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2024	2023
Weighted-average risk-free interest rate	4.11%	4.27%
Expected dividend yield	0.00%	0.00%
Expected volatility	98.77%	98.45%
Expected terms	9.50 years	4.38 years

The total fair values of stock options that vested during the years ended December 31, 2024 and 2023 were $7,863,021 and $608,539, respectively.

As of December 31, 2024, there was $2,763,814 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 1.57 years as of December 31, 2024.

Restricted Stock Units

During the years ended December 31, 2024 and 2023, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2024	2023
Research and development	$4,692,169	$160,080
Selling, general and administrative	3,448,448	340,068
Total stock-based compensation expense	$8,140,617	$500,148

10. ATM Program

On May 16, 2022, the Company entered into an Equity Distribution Agreement (“Piper Agreement”) with Piper Sandler & Co. as sales agent (“Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, at an aggregate offering price of up to $9.8 million (“Shares”) through the Agent. Under the terms of the Agreement, the Agent may sell the Shares at market prices by any method that is deemed to be an “ATM” as defined in Rule 415 under the Securities Act, as amended.

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

Effective January 25, 2023, the Company terminated the Piper Agreement by providing a notice of termination to the Agent in accordance with the terms of the Equity Distribution Agreement. No shares were sold under the Piper Agreement prior to termination.

On February 1, 2024, the Company entered into an At the Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC, as sales agent (“Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $5,659,255, through or to the Agent. Under the terms of the ATM Agreement with the Agent (“ATM Agreement”), the Agent may sell the shares of the Company’s common stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. 315,338 shares of the Company’s common stock were sold pursuant to the ATM Agreement for an aggregate gross sales price of $849,187. On May 20, 2024, the Company filed with the Securities and Exchange Commission a prospectus supplement to reduce the maximum aggregate gross sales price of its common stock that may be offered, issued and sold under the ATM Agreement from and after May 20, 2024 to $50,000, not including the shares of the Company’s common stock previously sold. No sales of the Company’s common stock pursuant to the ATM Agreement have occurred since this date. On December 2, 2024, the Company provided to the Agent a notice of termination of the ATM Agreement, with such termination to be effective December 11, 2024 in accordance with the terms of the ATM Agreement.

11. Warrants

On October 27, 2018, the Company granted a warrant to purchase 4.9% of its issued and outstanding shares of common stock at the time of the issuance of the warrant, or 66,811 shares. The warrant has a term of 7 years and is exercisable at $28.76 per share.

On January 1, 2019, the Company issued a seven-year warrant to a service provider to purchase 3,423 shares of the Company’s common stock with an exercise price of $28.76 per share. The warrants vested immediately. The Company received legal services, as needed, during 2019 under an unwritten agreement with the service provider.

On March 31, 2020, the Company issued a warrant to purchase up to 4,371 shares of its stock to one of its consultants in exchange for legal services, as needed, during 2020. The warrant contains a strike price of $34.04 per share and has a seven-year contractual term.

On August 25, 2020, the Company granted a fully vested warrant to purchase up to 3,643 shares of its common stock to one of its consultants. The warrant is exercisable at a strike price of $35.42 per share and has a contractual term of seven years.

On August 25, 2020, the Company granted a warrant to purchase up to 25,000 shares of its common stock to one of its consultants. The warrant is exercisable at a strike price of $35.42 per share and has a contractual term of seven years.

On December 28, 2020, the Company issued a seven-year warrant to purchase up to a total of 17,073 shares of the Company’s common stock with an exercise price of $60.00 per share to certain 2018 investors in consideration for completing the IPO later than March 2019 (“Late IPO Warrants”).

The Company issued and sold to its underwriters warrants to purchase up to 15,000 shares of its common stock and up to 125,000 shares of its common stock in connection with its December 2020 IPO and its June 2021 Offering, respectively. The warrants were sold for an aggregate purchase price of $100 for each set of warrants and have five-year terms. The IPO warrant is exercisable beginning June 20, 2021 at an initial exercise price of $75.00 per share of common stock. The June 2021 Offering warrant is exercisable beginning June 15, 2022 at an initial exercise price of $22.50 per share of common stock.

On June 15, 2021, the Company issued a warrant to purchase an aggregate of 125,000 shares of common stock for an aggregate purchase price of $100. The warrant has an initial exercise price of $22.50 per share of common stock and expires June 15, 2026.

On January 25, 2023, the Company issued warrants to purchase up to 1,937,985 shares of Common Stock with an exercise price of $5.16, and pre-funded warrants to purchase up to 1,471,187 shares of Common Stock with an exercise price of $0.06. The warrants will expire on January 27, 2028. The Company further issued warrants to purchase up to 67,830 shares of common stock with an exercise price of $1.68 and an expiration date of January 25, 2028. As of December 31, 2024 2,179,687 warrants were exercised.

On May 20, 2024, the Company issued pre-funded warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, series A common warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the one-year anniversary from the date of stockholder approval, and series B common warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on the five-year anniversary from the date of stockholder approval. All of the warrants in the May 2024 Offering were issued to a single investor. All of the pre-funded warrants were exercised in 2024.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 (“January 2023 Existing Warrants”). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock (“January 2023 New Warrants”). Each will have an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants will expire on the one-year anniversary from the date of stockholder approval and the Series D Common Warrants will expire on the five-year anniversary from the date of stockholder approval. As of December 2024, 708,500 abeyance shares were exercised.

On October 21, 2024, the Company issued pre-funded warrants to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, series A-1 warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, pre-funded warrants to purchase the same number of shares of common stock, and series B-1 warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, pre-funded warrants to purchase the same number of shares of common stock. The pre-funded warrants and pre-funded warrants underlying the series A-1 warrants and series B-1 warrants are exercisable at any time after their original issuance and will not expire. The series A-1 warrants and the series B-1 warrants will become exercisable at the earlier of (a) the 75th calendar day following the initial filing of the resale registration statement covering the resale of the shares of common stock issuable upon the exercise of the series A-1 warrants and series B-1 warrants, if the SEC notifies the Company that it will review such resale registration statement and (b) the 5th business day after the date the Company is notified by the SEC that such resale registration statement will not be subject to further review. Each series A-1 warrant will be exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each series B-1 warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s series A-1 warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IKT-001 with respect to PAH and

(b) the Company both obtaining stockholder approval for and filing the Charter Amendment. The series A-1 warrants have an exercise price of $1.37 per share and the series B-1 warrants have an exercise price of $1.49 per share. As of December 31, 2024, 2,169,869 pre-funded warrants were exercised.

12. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes Pre-Funded Warrants and shares held in abeyance from date of issuance.

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(27,519,886)	$(19,028,883)
Denominator:
Weighted-average number of common shares outstanding – basic and diluted	23,712,220	6,028,210
Net loss per share applicable to common stockholders – basic and diluted	$(1.16)	$(3.16)

The following shares were excluded from the calculation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been anti-dilutive for the periods presented:

	Year ended December 31,
	2024	2023
Options to purchase shares of stock	16,904,050	839,523
Warrants to purchase shares of stock	26,134,671	2,266,133
Total	43,038,721	3,105,656

13. Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2024, the Company had federal net operating loss carryforwards of approximately $1.6 million which will begin to expire in varying amounts annually beginning in 2030 and $46.5 million of federal net operating losses with no expiration. At December 31, 2024, the Company had state net operating loss carryforwards of approximately $36.1 million which will begin to expire in varying amounts annually beginning in 2030. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The Company is in the process of completing a Section 382 study through December 31, 2024, and preliminarily determined there were likely ownership changes on June 5, 2021 and October 21, 2024, which will result in annual base limitations. The limitations are still being finalized, though the analysis determined there will be sufficient annual limitation to allow for the absorption of pre-change NOLs, and therefore, the Company will not write them off. Conversely, the analysis provides that the Company's federal R&D credits will expire unutilized, and as a result, the Company has written off the deferred tax assets related to these credits.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2024	2023
Tax at statutory rate	21.00%	21.00%
State income taxes	2.98%	5.54%
Tax law change	(1.40)%	1.37%
Stock-based compensation	(2.42)%	(0.11)%
R&D Tax Credits	2.59%	5.75%
Other	0.02%	(0.05)%
Limitation on tax attributes	(6.56)%	0.00%
Change in valuation Allowance	(16.21)%	(33.50)%
Effective tax rate	0.00%	0.00%

On December 4, 2023, Massachusetts enacted supplemental tax law changes modifying the adoption of a single sales apportionment factor effective on January 1, 2025 to use the property and payroll factors if no sales factor exits. As required under ASC 740, the Company has accounted for the deferred tax impacts of this tax law change in the period the tax law was enacted, which has the impact of decreasing its state deferred tax assets. The impact of the tax law change is offset by a change in valuation allowance.

The significant components of the Company’s deferred tax assets (liabilities) consist of the following at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$12,320,874	$9,179,115
Capitalized research and development	6,895,747	5,669,202
Stock-based compensation	3,780,237	2,629,771
R&D tax credits carryforwards	—	1,093,839
Accrued expenses	218,802	187,393
Fixed assets	447	(1,966)
Other	1,728	1,827
Total deferred tax assets	23,217,835	18,759,181
Deferred tax asset valuation allowance	(23,217,835)	(18,759,181)
Net deferred tax asset	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $4.5 million and $6.4 million for the years ended December 31, 2024 and 2023, respectively. The increases in 2024 and 2023 are primarily related to each year’s taxable loss as well as the increase in stock-based compensation in 2024. The Company has no uncertain tax positions at December 31, 2024 and 2023 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of research and developmental (R&D) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&D expenditures that are paid or incurred in connection with their trade or business. Specifically, costs for U.S.-based R&D activities must be amortized over five years and costs for foreign R&D activities must be amortized over 15 years- both using a midyear convention. During the year ended December 31, 2024, the Company capitalized for tax purposes $11.3 million and $0.7 million of domestic and foreign R&D expenses, respectively.

14. Commitments and Contingencies

Operating Leases

On April 18, 2022, the Company entered into an operating lease agreement for office space at its new location in Lexington, Massachusetts (“Office Lease”). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025 or a remaining lease period of 9 months. We have an option to extend the lease term for an additional three (3) years thereafter.

The Company accounts for the Office Lease under the provisions of ASU No. 2021-09, ASU 2018-10, and ASC 842. We recorded a right-of-use asset and a corresponding operating lease liability on the Company's consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing 12% which is the Company's incremental borrowing rate. The right-of-use asset had a balance of $101,437 at December 31, 2024. The operating lease obligations totaled $110,517 at December 31, 2024, all of which is included under current liabilities. The Company recorded lease expense relating to the Office Lease of $141,182 and short-term payments of $21,959 for the year ended December 31, 2024 and lease expense relating to the Office Lease of $141,182 and short-term payments of $22,209 for the year ended December 31, 2023 included in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent. As of December 31, 2024, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s consolidated balance sheets related to the Office Lease.

Future minimum lease payments under these leases at December 31, 2024, are presented by calendar year as follows:

Year
2025	$114,966
Total lease payments	114,966
Less: imputed interest	(4,449)
Present value of operating lease liabilities	$110,517

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

As of December 31, 2024, and 2023, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

License Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement, (“Sphaera Agreement”), with Sphaera Pharma Pte. Ltd. (“Sphaera”), to collaborate on the development of the prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its preexisting intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications in the U.S. and India by us and Sphaera for a series of novel compounds. While the underlying intellectual property would be jointly owned, we have the exclusive right to commercialize thirteen of the twenty-four linkers detailed in the filed patent applications (“Company Compounds”), including the linker attached to imatinib that comprises IKT-001 with the remaining nine linkers owned by Sphaera (“Sphaera Compounds”). Sphaera has the right to develop the Company Compounds for oncology indications but may not commercialize the Company Compounds unless we abandon the Company Compounds. We have notified Sphaera that we do not intend to abandon the Company Compounds. We do not currently have the right to develop the Sphaera Compounds. Additionally, if either party files an IND for a Company Compound that has been abandoned by the other party for an oncology indication in humans, the non-filing party is prohibited from developing such Company Compound. In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity (“Pivot”). On September 30, 2024, the Company and Pivot agreed to amend the agreement and for the Company to pay $500,000 upon signing as well as payment of the following milestones by the Company. A one-time payment of $4.4 million upon FDA Approval (as described in the Sphaera Agreement) and a single low digit royalty on net sales of an FDA approved drug. The parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that the Company receives additional FDA Approval(s).

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

15. Simple Retirement Account for Employees (“Simple IRA”)

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. Company contributions under the Simple IRA were $59,905 and $59,511 for the years ended December 31, 2024 and 2023, respectively.

16. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, which is the business of developing protein kinase inhibitor therapeutics. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis using consolidated net income (loss) as a measure of profit/loss for the single reportable segment. This decision making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

	Year ended December 31,
	2024	2023
Revenues and other income
Grant income	$—	$260,501
Costs and expenses:
Research and development (excluding share-based compensation) expense:
PAH	1,672,869	—
PD	9,333,359	9,036,750
Other programs	1,512,151	4,421,520
Selling, general and administrative (excluding share-based compensation)	7,930,072	6,391,875
Share-based compensation expense	8,140,617	500,148
Total costs and expenses	28,589,068	20,350,293
Loss from operations	(28,589,068)	(20,089,792)
Interest income	1,069,182	1,060,909
Net loss	$(27,519,886)	$(19,028,883)

17. Subsequent Events

On February 21, 2025 (“Closing Date”), the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), CorHepta Pharmaceuticals, Inc., a Delaware corporation (“CorHepta”), and Preston S. Klassen, solely in his capacity as sellers’ representative. Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into CorHepta (“Merger”), with CorHepta surviving the Merger as a wholly-owned subsidiary of the Company. On the Closing Date, the Company paid consideration for CorHepta of $15.0 million, subject to a customary purchase price adjustment mechanism. The Company paid the purchase price pursuant to the issuance of an aggregate of 4,979,101 shares (“Consideration Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), to the former stockholders of CorHepta (“CorHepta Stockholders”), of which 3,319,397 were issued as upfront consideration (“Upfront Consideration”). 82,979 Consideration Shares of the Upfront Consideration were deposited in a twelve-month escrow for purposes of satisfying potential indemnity obligations of the CorHepta Stockholders under the Merger Agreement. The remaining Consideration Shares were issued as contingent consideration (“Contingent Consideration”), which will vest upon achievement of a certain milestone. If the vesting condition is not satisfied as of the first anniversary of the Closing Date, then the Contingent Consideration will be forfeited. The Company is currently evaluating the accounting implications for the Merger Agreement.

In January 2025, in connection with the October 2024 Offering, the Company issued 702,625 warrants with an exercise price of $1.7125 and an expiration date of January 25, 2028.

On January 3, 2025, the number of the Company's authorized shares of common stock was increased from 100,000,000 shares to 500,000,000 shares. Also, the number of authorized shares of common stock reserved for issue under the Company's 2020 Equity Incentive plan was increased by 27,453,993 shares.

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
2.1†*

Agreement and Plan of Merger and Reorganization, dated February 21, 2025, by and among Inhibikase Therapeutics, Inc., Project IKT Merger Sub, Inc., CorHepta Pharmaceuticals, Inc. and Sellers’ Representative

						X
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	6/29/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	01/06/2025
3.4	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Kubera North America, Inc., dated October 5, 2018	S-1	333-240036	4.3	07/23/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1A	333-240036	4.4	09/15/2020
4.5	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.6	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.7	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.8	Form of Pre-Funded Warrant	8-K	001-39676	4.1	01/26/2023
4.9	Form of Private Common Warrant	8-K	001-39676	4.2	01/26/2023
4.10	Form of PIPE Pre-Funded Warrant	8-K	001-39676	4.3	01/26/2023
4.11	Form of PIPE Common Warrant	8-K	001-39676	4.4	01/26/2023
4.12	Form of Common Warrant	S-1A	333-278844	4.11	04/25/2024
4.13	Form of Pre-Funded Warrant	S-1/A	333-278844	4.12	04/25/2024
4.14	Form of Placement Agent Warrant	S-1A	333-278844	4.13	04/25/2024
4.15	Form of Warrant Agency Agreement	S-1A	333-278844	4.14	05/09/2024

4.16	Form of Pre-Funded Warrant	8-K	001-39676	4.1	05/20/2024
4.17	Form of Series A Warrant	8-K	001-39676	4.2	05/20/2024
4.18	Form of Series B Warrant	8-K	001-39676	4.3	05/20/2024
4.19	Form of Series C Warrant	8-K	001-39676	4.4	05/20/2024
4.20	Form of Series D Warrant	8-K	001-39676	4.5	05/20/2024
4.21	Form of Warrant Amendment	8-K	001-39676	4.6	05/20/2024
4.22	Form of Pre-Funded Warrant	8-K	001-39676	4.1	10/10/2024
4.23	Form of Series A-1 Warrant	8-K	001-39676	4.2	10/10/2024
4.24	Form of Series B-1 Warrant	8-K	001-39676	4.3	10/10/2024
10.1	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.2	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.3#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.4#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020
10.5#	Amendment No. 1 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-284687	99.2	02/05/2025
10.6#	Amendment No. 2 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-284687	99.3	02/05/2025
10.7#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner Ph.D., effective upon the completion of the Company’s Initial Public Offering	S-1	333-240036	10.7	07/23/2020
10.8#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018	S-1	333-240036	10.8	07/23/2020
10.9	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020
10.10	Lease Agreement, dated June 5, 2020, by and between Inhibikase Therapeutics, Inc. and Regus Management Group, LLC	S-1	333-240036	10.14	07/23/2020
10.11	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
10.12	Form of Representative’s Warrant Agreement	8-K	001-39676	4.1	06/16/2021
10.13#	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, Ph.D., dated December 28, 2020.	8-K	001-39676	10.1	03/08/2022
10.14#	Amendment dated March 3, 2022 to the Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Joseph Frattaroli, dated October 24, 2018.	8-K	001-39676	10.2	03/08/2022
10.15	Form of Stock Option Grant Notice and Award Agreement	8-K	001-39676	10.3	03/08/2022
10.16	Securities Purchase Agreement, dated as of January 25, 2023 (Registered Direct)	8-K	001-39676	10.1	01/26/2023
10.17	Securities Purchase Agreement, dated as of January 25, 2023 (PIPE)	8-K	001-39676	10.2	01/26/2023
10.18	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	001-39676	10.3	01/26/2023

10.19#	Employment Agreement between Inhibikase Therapeutics, Inc. and Garth Lees-Rolfe, dated as of April 1, 2024	S-1	333-278844	10.18	04/19/2024
10.20	Securities Purchase Agreement, dated as of May 20, 2024	8-K	001-39676	10.1	05/20/2024
10.21	Placement Agency Agreement, dated as of May 20, 2024	8-K	001-39676	10.2	05/20/2024
10.22	Inducement Letter, dated as of May 20, 2024	8-K	001-39676	10.3	05/20/2024
10.23	Securities Purchase Agreement, dated as of October 9, 2024	8-K	001-39676	10.1	10/10/2024
10.24	Form of Registration Rights Agreement	8-K	001-39676	10.2	10/10/2024
10.25#	Form of Director Offer Letter	8-K	001-39676	10.4	10/10/2024
10.26	Settlement Agreement, dated as of September 30, 2024	8-K	001-39676	10.5	10/10/2024
10.27	Consulting Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated February 13, 2025					X
10.28#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Mark Iwicki, dated February 14, 2025					X
10.29#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Christopher Cabell, dated February 21, 2025					X
10.30	Form of Non-Qualified Stock Option Agreement (Non-Plan Inducement Grant)					X
19.1	Amended & Restated Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

(#) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(†) Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(*) Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

(**) Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBIKASE THERAPEUTICS, INC.

Date: March 27, 2025	By:	/s/ MARK IWICKI
Mark Iwicki
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL BY THESE PRESENT, that each individual whose signature appears below hereby constitutes and appoints each of Mark Iwicki and Garth Lees-Rolfe, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK IWICKI	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2025
Mark Iwicki

/s/ GARTH LEES-ROLFE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2025
Garth Lees-Rolfe

/s/ ROBERTO BELLINI	Director	March 27, 2025
Roberto Bellini

/s/ ROY FREEMAN, M.D.	Director	March 27, 2025
Roy Freeman, M.D.

/s/ DAVID CANNER, PH.D.	Director	March 27, 2025
David Canner, Ph.D.

/s/ DENNIS BERMAN	Director	March 27, 2025
Dennis Berman

/s/ ARVIND KUSH	Director	March 27, 2025
Arvind Kush

/s/ AMIT MUNSHI	Director	March 27, 2025
Amit Munshi

/s/ VINCENT AURENTZ	Director	March 27, 2025
Vincent Aurentz