Form 10-K/A
period 2024-12-31
Inhibikase Therapeutics, Inc.
filed 2025-04-25
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39676

INHIBIKASE THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-3407249
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 N. West Street, Suite 1200 Wilmington, DE 19801	30339
(Address of principal executive offices)	(Zip Code)

3350 Riverwood Parkway SE, Suite 1900

Atlanta, GA 30339

(Former Address, if changed since last report)

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

The aggregate market value of the common stock, par value $0.001 per share, (“Common Stock”) held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 28, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was $7.7 million. Shares of the Registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of April 15, 2025 was 74,341,540.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 27, 2025, Inhibikase Therapeutics, Inc. (“Inhibikase,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed for the purposes of (i) including information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Filing, and (ii) filing Exhibit 97.1, which was inadvertently omitted from the Original Filing.

The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on the SEC general instructions to Form 10-K, which permit the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. We are filing this Amendment to include Part III information in the Original Filing because our definitive proxy statement containing this information will not be filed before that date.

As such, this Amendment hereby (i) amends and supplements Items 10 through 14 of Part III of the Original Filing, (ii) files Exhibit 97.1, and (iii) amends and updates the Form 10-K cover page (primarily to update the Company’s address and the number of shares of Common Stock outstanding to April 15, 2025). In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Filing has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the Original Filing. As such, this Amendment speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of April 15, 2025:

Name	Age	Position
Executive Officers:
Mark Iwicki	58	Chief Executive Officer and Director
Chris Cabell, M.D.	56	President and Head of Research and Development
David McIntyre	54	Chief Financial Officer
Non-Employee Directors:
Amit Munshi(1)(3)	57	Director
Roberto Bellini(7)	45	Director
Arvind Kush(5)(3)	42	Director
David Canner, Ph.D.(4)	37	Director
Dennis Berman(2)(6)	74	Director
Vincent Aurentz(2)(4)	57	Director
Roy Freeman, M.D.	73	Director

(1) Chairperson of the Board of Directors
(2) Member of the audit committee
(3) Member of the compensation committee
(4) Member of the corporate governance and nominating committee
(5) Chair of audit committee
(6) Chair of compensation committee
(7) Chair of corporate governance and nominating committee

Executive Officers

Mark Iwicki has served as our Chief Executive Officer and a member of our Board of Directors since February 2025. Mr. Iwicki previously served as Chief Executive Officer of KALA BIO, Inc., a clinical-stage biopharmaceutical company, from September 2015 to February 2025, where he served as President from August 2017 to December 2021 and as Executive Chair of board of directors from April 2015 to September 2015. From January 2014 to November 2014, Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics, Inc., a biopharmaceutical company. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer at Blend Therapeutics, Inc., a biopharmaceutical company. From October 2007 to June 2012, Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals Inc., formerly Sepracor Inc. Prior to that, Mr. Iwicki was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation, a biopharmaceutical company, from March 1998 to October 2007. Earlier in his career, Mr. Iwicki held management positions at Astra Merck Inc. and Merck & Co., Inc. Mr. Iwicki currently serves as the Chair of the boards of directors of KALA BIO, Inc. and Third Harmonic Bio, Inc., and also serves on the boards of directors of Merus NV, Akero Therapeutics, Inc. and Q32 Bio Inc. Mr. Iwicki formerly served on the board of Aimmune Therapeutics, Inc. and Pulmatrix Inc. Mr. Iwicki received his M.B.A. from Loyola University and his B.S. in Business Administration from Ball State University. We believe that Mr. Iwicki’s extensive experience as a pharmaceutical industry leader managing all stages of drug development and commercialization in multiple therapeutic areas qualifies him to serve as a member of the Board.

Chris Cabell, M.D. has served as our President and Head of Research and Development since February 2025. Prior to this, Dr. Cabell served as Chief Executive Officer of CorHepta Pharmaceuticals, Inc., a biotechnology company, which was acquired by Inhibikase. Previously, he served as Chief Medical Officer at Zura Bio, a clinical-stage biopharmaceutical company, from January 2023 to January 2024, and as Chief Medical Officer and Head of Clinical Development at Emergent BioSolutions, a public health company, from February 2021 to January 2023. Prior to that, he spent 3 years at Arena Pharmaceuticals, a then-publicly traded biopharmaceutical company with increasing responsibilities, including Senior Vice President, Head of Clinical Development, Chief Medical Officer and Executive Vice President, Head of Research and Development, from October 2017 to November 2020. Dr. Cabell started his career as an Associate Professor of Medicine in the Division of Cardiology, Department of Medicine, Duke University School of Medicine. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is a honors graduate of Pennsylvania State University and Duke University, earning both his M.D. and M.H.S. from the latter.

David McIntyre has served as our Chief Financial Officer since April 2025. Prior to joining us, Mr. McIntyre served as Chief Financial Officer of Anthos Therapeutics, Inc., a clinical-stage biopharmaceutical company, Tessa Therapeutics, Inc., a cell-therapy biotechnology company, and AVITA Medical, Inc., a regenerative medicine company, from November 2021 to April 2025, November 2020 to November 2021, November 2019 to November 2020, respectively. Prior to that, Mr. McIntyre served as a Partner at Apple Tree Partners, a life science venture capital and growth equity fund from December 2012 to April 2020. Prior to Apple Tree Partners, Mr. McIntyre was Executive Vice President, Chief Financial Officer and Chief Operating Officer at HeartWare® International, Inc. Earlier in his career, Mr. McIntyre practiced as a senior attorney at Baker McKenzie and KPMG. Mr. McIntyre currently serves on the board of directors of Starpharma Holdings Limited, a biopharmaceutical company, and previously served as a director of Redflex Holdings Ltd. Mr. McIntyre holds a Bachelor of Economics (Accounting) from the University of Sydney, Australia, a Bachelor of Laws from the University of Technology, Sydney, Australia and a Master of Business Administration (MBA) from Duke University Fuqua School of Business (Fuqua Scholar) from Durham, North Carolina, USA. Mr. McIntyre is a Certified Practicing Accountant and is also admitted as a legal practitioner of the Supreme Court of New South Wales and of the High Court of Australia.

Non-Employee Directors

Amit Munshi has served as a member of our Board of Directors since October 2024. Mr. Munshi served as the President, Chief Executive Officer and as a board member of Orna Therapeutics, Inc. (“Orna”), a biotechnology company, from May 2024 to April 2025. Prior to this, Mr. Munshi served as the President, Chief Executive Officer and as a board member of ReNAgade Therapeutics, Inc., an RNA therapeutics company, from May 2023 until its acquisition by Orna in May 2024. Mr. Munshi also has served as chairman of the board of directors of Zura Bio Limited (“Zura”), a publicly traded biotechnology company, since March 2023, and as a director and the chairman of the board of directors of Zura’s accounting predecessor since November 2022. Mr. Munshi has served as a member of the board of directors and audit committee of Galecto Inc., a publicly traded clinical-stage biotechnology company, since May 2020 and as the chairman of the board of Enterprise Therapeutics, a drug discover company, since January 2020. Mr. Munshi was President and Chief Executive Officer of Arena Pharmaceuticals Inc., a then-publicly traded biopharmaceutical company, from May 2016 to March 2022 and a member of its board of directors from June 2016 until its acquisition by Pfizer in March 2022. Mr. Munshi also served as a member of the board of directors and audit committee of Pulmatrix Inc., a publicly traded clinical-stage biopharmaceutical company, from June 2017 until March 2021. Previously, from May 2012 until May 6, 2016, Mr. Munshi was the Chief Executive Officer of Epirus Biopharmaceuticals, which filed for bankruptcy on July 25, 2016. Prior to Epirus, Mr. Munshi was Chief Executive Officer of Percivia LLC, which was later acquired by Johnson & Johnson, and Chief Business Officer and co-founder of Kythera Biopharmaceuticals Inc., which was subsequently acquired by Allergan. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker School of Management at Claremont Graduate University. We believe Mr. Munshi’s global biopharmaceutical industry experience in executive management, business development, product development and portfolio management qualifies him to serve on our Board of Directors.

Roberto Bellini has served as a member of our Board of Directors since October 2024. Mr. Bellini currently serves as a Managing Partner at BSQUARED Capital Inc., a family office biotech fund, since 2023. He has also served as a director of BIOTECanada, a biotechnology industry association, since May 2016, where he is currently a member of Executive Committee and previously served as Vice Chair from May 2016 and June 2019 and from July 2021 and July 2024. Mr. Bellini served as President and Chief Executive Officer and a director of BELLUS Health, a late-stage biopharmaceutical company, between January 2010 and July 2023. Under his leadership BELLUS Health developed camlipixant, a P2X3 antagonist for chronic cough from preclinical to Phase 3. BELLUS Health was subsequently acquired by GSK plc in 2023. Mr. Bellini holds a Bachelor of Science in Biochemistry from McGill University. We believe Mr. Bellini’s experience in biotechnology industry qualifies him to serve on our Board of Directors.

Arvind Kush has served as a member of our Board of Directors since October 2024. Mr. Kush has served as Chief Financial and Chief Business Officer of Candid Therapeutics, Inc. (“Candid”), a biotechnology company, since July 2024. Prior to Candid, Arvind was Chief Financial Officer at RayzeBio, Inc., a biotechnology company, from November 2021 until its acquisition by Bristol Meyers Squibb in February 2024. Previously, Mr. Kush served in increasing responsibility, most recently as managing director in the Healthcare Group in the Global Corporate Investment Banking Division at BofA Securities from February 2018 until November 2021, advising biopharmaceutical companies on strategic and financing transactions. Mr. Kush holds a Bachelor in Engineering in Computer Science from Visvesvaraya Technological University and an MBA from Goizueta Business School, Emory University. We believe Mr. Kush’s investment banking background and experience in the biotechnology industry qualifies him to serve on our Board of Directors.

David Canner, Ph.D. has served as a member of our Board of Directors since October 2024. Dr. Canner is a partner at Soleus Capital, a healthcare investment firm, which he joined in 2018. Dr. Canner has served as an investor in biotechnology companies for the past six years and has served on the board of directors of privately held life sciences companies in therapeutics and next-generation diagnostics. Dr. Canner holds a B.A. in Chemistry from Princeton University and a Ph.D. in Biology from the Massachusetts Institute of Technology. We believe Dr. Canner’s experience in life sciences industry as well as his service on the boards of directors of numerous companies qualifies him to serve on our Board of Directors.

Dennis Berman has served as a member of our Board of Directors since December 2020. Currently, Mr. Berman is President of Molino Ventures, a board advisory and venture capital firm, since June 2017. Previously, he was Co-founder and Executive Vice President of Corporate Development of Tocagen Inc., a then-publicly traded gene therapy company, from July 2007 to April 2017. Other public companies for which Mr. Berman has served as a seed investor, co-founder, and/or board member include InterVu Inc., one of the first software-as-a-service companies, which was acquired by Akamai; Kintera Inc., an online fundraising pioneer, which was acquired by Blackbaud; Gensia Pharmaceuticals, Inc., focused on purine/pyrimidine metabolism compounds, which was acquired by Teva; and Viagene Therapeutics Inc., a U.S. gene therapy company, which was acquired by Chiron/Novartis. In addition, he was co-founder of Genovo, a private gene therapy company. Mr. Berman also was a seed investor in Calabrian, a private water treatment company, which was acquired by SK Capital. Earlier, Mr. Berman was a corporate law partner at several large law firms, including Sonnenschein Nath & Rosenthal, now Dentons, and Reavis & McGrath, now Norton Rose Fulbright. Mr. Berman holds a Bachelor of Science from Wharton School in Accounting/ Economics, a Bachelor of Arts from the University of Pennsylvania in Economics and is a graduate of Harvard Law School. He has been an Entrepreneur in Residence at Harvard’s Innovation Lab (i-lab) and a guest speaker at Harvard School of Public Health. We believe Mr. Berman’s skills in corporate governance, corporate finance, and value creation in early and late stage pharmaceutical and biotechnology companies qualifies him to serve on our board of directors.

Vincent Aurentz has served as a member of our Board of Directors since February 2025. Mr. Aurentz currently serves on the board of directors of Forward Therapeutics, Inc., a biopharmaceutical company, since November 2024 and was a member of the board of directors of Longboard Pharmaceuticals, Inc., a then-publicly traded clinical-stage biopharmaceutical company, from August 2016 until its acquisition by Lundbeck A/S in December 2024. Previously, he served as Executive Vice President and Chief Business Officer at Arena Pharmaceuticals, a then-publicly traded biopharmaceutical company, from August 2016 until its acquisition by Pfizer in March 2022. Mr. Aurentz was the Chief Business Officer of Epirus Biopharmaceuticals, Inc. from November 2015 to August 2016 and served as President and member of the board of directors of HemoShear Therapeutics, LLC from July 2013 to November 2015. Prior to that, Mr. Aurentz spent almost a decade at Merck KGaA in various executive leadership roles focused on corporate development and strategy including Executive Vice President and member of the Executive Management Board at Merck Serono S.A. (a division of Merck KGaA) where he directed research and development programs, portfolio strategy and headed all deal activity and venture investments. Mr. Aurentz is a former Executive Vice President at Quintiles and a Co-founder/Managing Director of a venture capital and advisory business. He was a partner with CSC Healthcare, the life sciences strategic management consulting division of Computer Sciences Corporation, after starting his career and working for 8 years at Andersen Consulting (now Accenture). Mr. Aurentz holds a B.S. in Mathematics from Villanova University. We believe Mr. Aurentz extensive experience in biopharmaceutical industry qualifies him to serve on our Board of Directors.

Roy Freeman, M.D. has served as a member of our Board of Directors since December 2020. Dr. Freeman is a Professor of Neurology at the Harvard Medical School since 1979 and the Director of the Center for Autonomic and Peripheral Nerve Disorders at Beth Israel Deaconess Medical Center in Boston, Massachusetts since 2000. Dr. Freeman is the former chairman of the World Federation of Neurology research group on the autonomic nervous system, former president of the American Autonomic Society, and former chairman of the Autonomic Section of the American Academy of Neurology. He served on the Executive Committee and the Steering Committee of the Analgesic, Anesthetic, and Addiction Clinical Trial Translations, Innovations, Opportunities, and Networks (ACTTION), a public-private partnership with the United States FDA. Dr. Freeman is Editor-in-Chief of Autonomic Neuroscience: Basic and Clinical and on the editorial boards of The Journal of the Peripheral Nervous System and Clinical Autonomic Research. He is a founder of several companies in pain and neurodegenerative disease and is on the scientific advisory boards of many large and small pharmaceutical and biotechnology companies. He is a former director of Cutaneous Neurodiagnostic Life Sciences and NeuroBo Pharmaceuticals. His research and clinical interests are in biomarker development in neurodegenerative disease, the physiology and pathophysiology of the small nerve fibers and the autonomic nervous system, and clinical trial design methodology in peripheral and central nervous system disease. He is the principal investigator on NIH-funded studies on the neurological complications of diabetes, the neurobiology of stress, and biomarker development in neuropathic pain and alpha-synucleinopathies. He has been a principal investigator on many neurodegenerative diseases and neuropathic pain clinical trials. He has authored more than 300 original reports, chapters, and reviews. Dr. Freeman received his medical degree from the University of Cape Town. We believe Dr. Freeman’s specific and extensive experience in clinical treatment of Parkinson’s and other neurological disorders coupled with his extensive experience as a director of pharmaceutical companies and as an advisor of novel therapies for neurological diseases qualifies him to serve on our Board of Directors.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified in this Amendment, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

Board of Directors Composition

Our Board of Directors currently consists of eight members. The number of directors will be fixed by our Board of Directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

Our amended and restated certificate of incorporation provides that our Board of Directors will be divided into three classes with staggered three-year terms. Only one class of directors will be elected at each annual meeting of stockholders, with the other classes continuing for the remainder of their respective three-year terms. Our current directors are divided among the three classes as follows:

•
the Class I directors are Mr. Iwicki, Mr. Bellini and Mr. Aurentz, and their terms will expire at the annual meeting of stockholders to be held in 2027;
•
the Class II directors are Mr. Munshi, Dr. Canner and Dr. Freeman, and their terms will expire at the annual meeting of stockholders to be held in 2025; and
•
the Class III directors are Mr. Kush and Mr. Berman, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Director Independence

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”). Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors within one year of the completion of its initial public offering. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent. Audit committee members and compensation committee members must also satisfy the independence criteria set forth in Rule 10A-3 and Rule 10C-1, respectively, under the Securities Exchange Act of 1934 (the “Exchange Act”). Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Our Board of Directors undertook a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each non-employee director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of our non-employee directors have relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq and Rule 10A-3 and Rule 10C-1 under the Exchange Act. Only Mr. Iwicki is not independent under Nasdaq’s independence standards.

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

Board of Directors Leadership Structure

As a general policy, our Board of Directors believes that separation of the positions of Chairperson and Chief Executive Officer reinforces the independence of our Board of Directors from management, creates an environment that encourages objective oversight of management’s performance and enhances the effectiveness of our Board of Directors as a whole. As such, Mr. Iwicki serves as our Chief Executive Officer and Mr. Munshi serves as the Chairperson of our Board of Directors.

Board of Directors Committees

Our Board of Directors has established three standing committees of the board consisting of an audit committee, a compensation committee and a corporate governance and nominating committee, each of which has the composition and the responsibilities described below.

Audit Committee

Mr. Kush, Mr. Aurentz and Mr. Berman, each of whom is a non-employee member of our Board of Directors, comprise our audit committee. Mr. Kush is the chair of our audit committee, and is our audit committee financial expert, as that term is defined under the applicable SEC rules, and possesses financial sophistication, as defined under the rules of Nasdaq. All of the members of our audit committee are independent, as that term is defined under the rules of Nasdaq. Our audit committee is responsible for overseeing our corporate accounting and financial reporting process, assisting our Board of Directors in monitoring our financial systems, and overseeing legal, healthcare and regulatory compliance. Our audit committee also:

•
appoints, approves the compensation of, and evaluates the independence of the independent registered public accounting firm;
•
pre-approves audit and non-audit services to be provided by the independent registered public accounting firm;
•
reviews financial statements and discusses with management and the independent registered public accounting firm our annual audited and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;
•
recommends, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether the audited financial statements shall be included in our Annual Report on Form 10-K;
•
reviews the Company’s earnings releases;
•
reviews the adequacy and effectiveness of our internal controls and disclosure controls and procedure;
•
prepares the audit committee report that the SEC requires to be included in our annual proxy statement;
•
reviews reports and communications from the independent registered public accounting firm;
•
oversees risk management programs, including the privacy and cybersecurity risks and programs;
•
reviews related party transactions; and
•
establishes and oversees procedures for the receipt, retention and treatment of accounting related complaints and the confidential submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The audit committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2024, our audit committee held four meetings.

Compensation Committee

Mr. Berman, Mr. Munshi and Mr. Kush, each of whom is a non-employee member of our Board of Directors, comprise our compensation committee. Mr. Berman is the chair of our compensation committee. All of the members of our compensation committee are independent, as that term is defined under the rules of Nasdaq. Our compensation committee oversees our compensation policies, plans and benefits programs. The compensation committee also:

•
oversees our overall compensation philosophy and compensation policies, plans and benefit programs;

•
reviews and recommends to our Board of Directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;
•
reviews and approves the compensation of our other executive officers;
•
reviewing and recommending to the board of directors the compensation of our directors, including compensation under any equity-based plans;
•
reviews and recommends to our Board of Directors our policies and procedures for the grant of equity-based awards;
•
administers our equity compensation plans;
•
prepares the compensation committee report that the SEC would require to be included in our annual proxy statement if we were no longer deemed to be an emerging growth company or a smaller reporting company; and
•
retains and approves the compensation of any compensation advisors.

The compensation committee may delegate to one or more officers of the Company the authority to make grants and awards of stock rights or options to any non-Section 16 officer of the Company under such of the Company’s incentive-compensation or other equity-based plans as the compensation committee deems appropriate and in accordance with the terms of such plans.

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The compensation committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2024, our compensation committee held two meetings.

Corporate Governance and Nominating Committee

Mr. Bellini, Dr. Canner and Mr. Aurentz, each of whom is a non-employee member of our Board of Directors, comprise our corporate governance and nominating committee. Mr. Bellini is the chair of our corporate governance and nominating committee. All members are independent, as that term is defined under the rules of Nasdaq. Our corporate governance and nominating committee oversees and assists our Board of Directors in reviewing and recommending nominees for election as directors. Specifically, the corporate governance and nominating committee:

•
develops and recommends to our Board of Directors criteria for board and committee membership;
•
identifies, evaluates and makes recommendations to our Board of Directors regarding nominees for election to our Board of Directors and its committees;
•
considers and makes recommendations to our Board of Directors regarding the composition of our Board of Directors and its committees;
•
evaluates the adequacy of our corporate governance practices and reporting; and
•
oversees the evaluation of our Board of Directors.

Our corporate governance and nominating committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The corporate governance and nominating committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2024, our corporate governance and nominating committee held four meetings.

Process for Identifying and Evaluating Nominees for the Board of Directors

Director Qualifications

The corporate governance and nominating committee has not formally established any specific, minimum qualifications that must be met by each candidate for the Board of Directors or specific qualities or skills that are necessary for one or more of the members of the Board of Directors to possess.

Identifying Nominees

The corporate governance and nominating committee has two primary methods for identifying director candidates (other than those proposed by our stockholders, as discussed below). First, on a periodic basis, the nominating committee will solicit ideas for possible candidates from a number of sources, including members of the Board of Directors, our executive officers and individuals personally known to the members of the Board of Directors. Second, the corporate governance and nominating committee is authorized to use its authority under its charter to retain at our expense one or more search firms to identify candidates (and to approve such firm's fees and other retention terms).

Stockholder Candidates

The corporate governance and nominating committee will consider candidates for nomination as a director submitted by stockholders. Although the corporate governance and nominating committee does not have a separate policy that addresses the consideration of director candidates recommended by stockholders, the Board of Directors does not believe that such a separate policy is necessary because our amended and restated bylaws permit stockholders to nominate candidates and one of the duties set forth in the corporate governance and nominating committee charter is to consider director candidates submitted by stockholders in accordance with our amended and restated bylaws. The corporate governance and nominating committee will evaluate individuals recommended by stockholders for nomination as directors according to the criteria discussed above and in accordance with our Amended and Restated Bylaws.

Review of Director Nominees

The corporate governance and nominating committee will evaluate any candidates recommended by stockholders against the same criteria and pursuant to the same policies and procedures applicable to the evaluation of candidates proposed by our directors, executive officers, third-party search firms or other sources. In evaluating proposed director candidates, the corporate governance and nominating committee may consider, in addition to any minimum qualifications and other criteria for Board of Directors membership approved by the Board of Directors from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, the proposed director candidate’s understanding of our business and industry on a technical level, his or her judgment and skills, his or her depth and breadth of professional experience or other background characteristics, his or her independence, his or her willingness to devote the time and effort necessary to be an effective board member, and the needs of the Board of Directors. We do not have a formal policy with regard to the consideration of diversity in identifying director nominees. However, the Board of Directors believes that it is essential that its members represent diverse viewpoints, with a broad array of experiences, professions, skills, geographic representation and backgrounds that, when considered as a group, provide a sufficient mix of perspectives to allow the Board of Directors to best fulfill its responsibilities to the long-term interests of our stockholders. The corporate governance and nominating committee considers at least annually, and recommends to the Board of Directors suggested changes to, if any, the size, composition, organization and governance of the Board of Directors and its committees.

Stockholder Communications with the Board of Directors

Stockholders and other interested parties may make their concerns known confidentially to the Board of Directors or the independent directors by submitting a communication in an envelope addressed to the “Board of Directors,” a specifically named independent director or the “Independent Directors” as a group, in care of the Corporate Secretary. All such communications will be conveyed, as applicable, to the full Board of Directors, the specified independent director or the independent directors as a group.

Board and Committee Meetings Attendance

The full Board of Directors met sixteen times during 2024. During 2024, each member of the Board of Directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director), and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).

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

Risk Oversight

In its governance role, and particularly in exercising its duty of care and diligence, our Board of Directors is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the Company’s assets and business. Our Board of Directors has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the Company.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of business conduct and ethics is available on our website at www.inhibikase.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of code of business conduct and ethics by posting such information on our website identified above. The inclusion of our website address in this Report does not include or incorporate by reference the information on our website into this Report. We will provide any person, without charge, upon request, a copy of our code of conduct and ethics. Such requests should be made in writing to the attention of Mr. Mark Iwicki, Chief Executive Officer at Inhibikase Therapeutics, Inc., c/o Inhibikase Therapeutics, Inc., 1000 N. West Street, Suite 1200, Wilmington, DE 19801.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees, and designated consultants, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards that are applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 of the Original Filing.

In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards when engaging in transactions in Company securities.

Rule 10b5-1 Trading Plan Policy

We have adopted a Rule 10b5-1 trading plan policy, which permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

Policy Regarding Timing of Awards of Options and Other Option-Like Instruments

We provide the following discussion of the timing of stock appreciation rights awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. Our Board of Directors generally grants annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year. In addition, new hires receive stock option grants at the time of their hiring.

Our Board of Directors approved the stock option awards to Dr. Werner and Mr. Lees-Rolfe on April 1, 2024. The grant to Mr. Lees-Rolfe was made in connection with the compensation arrangement related to his appointment as Chief Financial Officer, which was announced pursuant to the filing of a Current Report on Form 8-K/A on April 2, 2024. In accordance with the requirements of the SEC, the following table discloses additional information with respect to the stock options that we awarded to Dr. Werner and Mr. Lees-Rolfe on April 1, 2024.

In addition, our Board of Directors approved the stock options awards to Dr. Werner and Mr. Lees-Rolfe on October 9, 2024, which were granted in connection with the private placement financing transaction that was announced that same day pursuant to a filing of a Current Report on Form 8-K. Certain of such stock option awards were granted (i) with an exercise price at a premium to the market price and (ii) will only be exercisable following the expiration of the exercise period of the Series A-1 Warrants and Series B-1 Warrants in the same proportions as the Series A-1 Warrants and Series B-1 Warrants, as applicable, are actually exercised. In accordance with the requirements of the SEC, the following table discloses additional information with respect to the stock options that we awarded to Dr. Werner and Mr. Lees-Rolfe on October 9, 2024.

Our Board of Directors did not take material nonpublic information into account when determining the timing or terms of these awards. The grant date was selected based on the date on which our Board of Directors finalized and approved the awards.

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award		Grant Date Fair Value of the Award(1)

Percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information

Milton H. Werner, Ph.D.	4/1/2024	45,000	$2.16	(2)	$70,366	0.5%
	10/9/2024	5,315,056	$1.26		$5,322,601	9.2%, 16.7%(3)
	10/9/2024	2,207,671	$1.45		$1,744,088	9.2%, 16.7%(3)
	10/9/2024	4,059,744	$1.58		$3,044,808	9.2%, 16.7%(3)
Garth Lees-Rolfe	4/1/2024	90,000	$2.16	(2)	$140,732	0.5%
	10/9/2024	470,861	$1.26		$471,529	9.2%, 16.7%(3)
	10/9/2024	235,383	$1.45		$185,956	9.2%, 16.7%(3)
	10/9/2024	432,853	$1.58		$324,640	9.2%, 16.7%(3)

(1) The amount reported in this column reflects the grant date fair value of the stock options as determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to value the award, please see the discussion of option awards contained in the notes to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

(2) On October 9, 2024, the Board of Directors approved the repricing of these stock options to $1.26, subject to approval by our stockholders, which was attained on January 3, 2025. For a discussion of the repricing, see below under “Executive Compensation—Executive Equity Compensation.”

(3) We filed a current report on Form 8-K on October 9, 2024 and a separate current report on Form 8-K on October 10, 2024. The percentage change in the closing market price of the securities underlying the award between the trading day ending immediately prior to the disclosure of material nonpublic information and the trading day beginning immediately following the disclosure of material nonpublic information for each of these dates was 9.2% and 16.7%, respectively.

Compensation Clawback Policy

In accordance with the requirements of the SEC and Nasdaq listing rules, we have adopted a compensation clawback policy. The compensation clawback policy provides that in the event we are required to prepare a restatement of financial statements due to material noncompliance with any financial reporting requirement under securities laws, we will seek to recover any incentive-based compensation that was based upon the attainment of a financial reporting measure and that was received by any current or former executive officer during the three-year period preceding the date that the restatement was required if such compensation exceeds the amount that the executive officers would have received based on the restated financial statements.

Limitation of Liability and Indemnification

Our amended and restated certificate of incorporation and amended and restated bylaws, which became effective upon the completion of our initial public offering, provides that we indemnify our directors and officers, and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for the following:

•
any breach of the director’s duty of loyalty to us or to our stockholders;
•
acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
•
unlawful payment of dividends or unlawful stock repurchases or redemptions; and
•
any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we are also empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

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

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2024 (also referred to herein as “fiscal 2024”), who consist of our principal executive officer and our two next most highly compensated executive officers, are:

•
Milton H. Werner, Ph.D., our former President and Chief Executive Officer;
•
Joseph Frattaroli, C.P.A., our former Chief Financial Officer1; and
•
Garth Lees-Rolfe, C.P.A, our former Chief Financial Officer2

(1)
As previously announced on January 16, 2024, on March 31, 2024, Mr. Frattaroli stepped down from his role as Chief Financial Officer, and Garth Lees-Rolfe, our then-Vice President of Finance, took over this role.
(2)
Mr. Lees-Rolfe has stepped down from his role as Chief Financial Officer, effective on April 11, 2025.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2024 and December 31, 2023:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Milton H. Werner, Ph.D.	2024	523,004	—	7,174,108	267,750	15,761	7,980,623
Former President and Chief Executive Officer	2023	510,000	—	113,472	170,850	17,107	811,429
Joseph Frattaroli, CPA	2024	354,868	—	15,515	—	—	370,383
Former Chief Financial Officer	2023	408,333	—	48,631	123,000	—	579,964
Garth Lees-Rolfe	2024	306,990	—	799,694	103,500	—	1,210,184
Former Chief Financial Officer
(1)
Dr. Werner’s annual base salary rate increased from $510,000 to $535,500 effective April 1, 2024. Mr. Lee-Rolfe's annual base salary rate increased to $345,000 effective April 1, 2024. Mr. Frattaroli’s annual base salary rate increased from $400,000 to $410,000 effective March 1, 2023.
(2)
The amount reported in this column for each named executive officer represents the aggregate grant date fair value of the option award made to such named executive officer, as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The amounts also reflect the incremental fair value with respect to the option repricing that took place on October 9, 2024, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value such option awards and incremental fair value. For a discussion of the assumptions and methodologies used to value the award, please see the discussion of option awards contained in the notes to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.
(3)
The amount reported in this column for each named executive officer represents the award earned by such named executive officer under our annual performance-based cash incentive program in respect of the applicable fiscal year. These amounts were paid in the first quarter of the following year to which they relate.
(4)
The amount reported in this column represents $5,023 paid by us for Dr. Werner’s life insurance policy premiums and $12,084 paid by us for Dr. Werner’s automobile expenses.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2024:

	Option Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Milton H. Werner, Ph.D. (18)	11/1/2015	(1)	3,643	—		1.26	11/1/2025
	11/1/2016	(2)	3,643	—		1.26	11/1/2026
	11/1/2017	(3)	3,643	—		1.26	11/1/2027
	11/1/2018	(4)	3,643	—	—	1.26	1/1/2028
	11/1/2019	(5)	3,643	—	—	1.26	11/1/2029
	12/22/2020	(7)	16,667	—	—	1.26	12/22/2030
	3/7/2022	(8)	19,115	1,719	—	1.26	3/7/2029
	3/7/2022	(9)	15,625	—	—	1.26	3/7/2029
	3/1/2023	(10)	20,563	14,437	—	1.26	3/1/2030
	3/1/2023	(11)	8,750		—	1.26	3/1/2030
	4/1/2024	(12)	—	45,000	—	1.26	4/1/2031
	4/1/2024	(13)	—		45,000	1.26	4/1/2034
	10/9/2024	(15)	5,315,056	—	—	1.26	10/9/2034
	10/9/2024	(16)	—		2,207,671	1.45	10/9/2034
	10/9/2024	(17)	—		4,059,744	1.58	10/9/2034

Garth Lees-Rolfe	11/28/2022	(6)	3,889	1,945	—	1.26	11/28/2029
	4/1/2024	(14)	—	90,000	—	1.26	4/1/2031
	10/9/2024	(15)	470,861		—	1.26	10/9/2034
	10/9/2024	(16)	—	—	235,383	1.45	10/9/2034
	10/9/2024	(17)	—	—	432,853	1.58	10/9/2034

Joseph Frattaroli (19)	12/22/2020	(7)	16,667	—	—	1.26	12/22/2027
	3/7/2022	(8)	6,948	—	—	1.26	3/7/2029
	3/1/2023	(10)	5,417	—	—	1.26	3/1/2030
(1)
All of the shares subject to this option vested as of November 1, 2016.
(2)
All of the shares subject to this option vested as of November 1, 2017.
(3)
All of the shares subject to this option vested as of November 1, 2018.
(4)
All of the shares subject to this option vested as of November 1, 2019.
(5)
All of the shares subject to this option vested as of November 1, 2020.
(6)
With respect to the option award granted to Mr. Lees-Rolfe on November 22, 2022 that is disclosed in this row, one-third of each such option award will vest annually on the grant date anniversary (commencing with November 1, 2023), subject generally to the relevant named executive officer’s continued service through each vesting date.
(7)
With respect to the option awards granted to Dr. Werner and Mr. Frattaroli on December 22, 2020 that are disclosed in these rows, one-third of each such option award vested and became exercisable on the first anniversary of the closing of our initial public offering (i.e., December 28, 2021), and the remainder vested and became exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to the relevant named executive officer’s continued service through each vesting date.
(8)
With respect to the option awards granted to Dr. Werner and Mr. Frattaroli on March 7, 2022 that are disclosed in these rows, one-third of each such option award vested and became exercisable on March 7, 2023, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2023), subject generally to the relevant named executive officer’s continued service through each vesting date.
(9)
With respect to the option award granted to Dr. Werner on March 7, 2022 that are disclosed in this row, each such option award is subject to performance conditions and will vest and become exercisable only if and when the performance conditions have been met. There is no assurance that the performance conditions will be met, and therefore, all or a portion of these option awards may never vest or become exercisable. As of December 31, 2024, certain performance conditions were met.

(10)
With respect to the option awards granted to Dr. Werner and Mr. Frattaroli on March 1, 2023 that are disclosed in these rows, one-third of each such option award will vest and become exercisable on March 1, 2024, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with April 1, 2024), subject generally to the relevant named executive officer’s continued service through each vesting date.
(11)
With respect to the option award granted to Dr. Werner on March 1, 2023 that is disclosed in this row, such option award is subject to performance conditions and will vest and become exercisable only if and when the performance conditions have been met. There is no assurance that the performance conditions will be met, and therefore, all or a portion of these option awards may never vest or become exercisable. As of December 31, 2024, certain performance conditions were met.
(12)
With respect to the option award granted to Dr. Werner on April 1, 2024 that is disclosed in this row, one-third of each such option award will vest and become exercisable on April 1, 2025, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with May 1, 2025), subject generally to the relevant named executive officer’s continued service through each vesting date.
(13)
With respect to the option award granted to Dr. Werner on April 1, 2024 that is disclosed in this row, such option award is subject to performance conditions and will vest and become exercisable only if and when the performance conditions have been met. There is no assurance that the performance conditions will be met, and therefore, all or a portion of these option awards may never vest or become exercisable. As of December 31, 2024, no performance conditions were met.
(14)
With respect to the option award granted to Mr. Lees-Rolfe on April 1, 2024 that is disclosed in this row, one-third of each such option award will vest and become exercisable on the grant date anniversary (commencing with April 1, 2025),, subject generally to the relevant named executive officer’s continued service through each vesting date.
(15)
With respect to the option awards granted to Dr. Werner and Mr. Lees-Rolfe on October 9, 2024 that are disclosed in these rows, the full amount of such option award vested on Grant Date.
(16)
With respect to the option awards granted to Dr. Werner and Mr. Lees-Rolfe on October 9, 2024 that are disclosed in these rows, upon the exercise period of the Series A-1 Warrants such option award will vest following the expiration of the exercise period of the Series A-1 Warrants in an amount proportional to the actual number of Series A-1 Warrants exercised, subject generally to the relevant named executive officer's continued service through the vesting date.
(17)
With respect to the option awards granted to Dr. Werner and Mr. Lees-Rolfe on October 9, 2024 that are disclosed in these rows, upon the exercise period of the Series B-1 Warrants such option award will vest following the expiration of the exercise period of the Series B-1 Warrants in an amount proportional to the actual number of Series B-1 Warrants exercised, subject generally to the relevant named executive officer's continued service through the vesting date.
(18)
Pursuant to the Werner Separation Agreement and Werner Consulting Agreement, all of Dr. Werner’s outstanding time-based equity awards were accelerated upon his termination as Chief Executive Officer, his performance-based awards shall accelerate upon completion of his consulting services under the Werner Consulting Agreement and all stock options held by him will remain exercisable through their original expiration date, in each case subject to the approval of our Board of Directors.
(19)
In connection with Mr. Frattaroli’s retirement on March 31, 2024, the exercise period for each of Mr. Frattaroli’s vested option awards subject to time-based vesting was extended until the original expiration date of each of such option award.

Narrative Disclosure to Summary Compensation Table

Milton H. Werner, Ph.D. Employment Agreement (the “Werner Employment Agreement”)

Dr. Werner resigned from his position as President, Chief Executive Officer and director effective February 13, 2025. Prior to his resignation, Dr. Werner received an annual base salary of $535,500 (with the increase from $510,000 to such rate effective April 1, 2024) and was eligible to receive an annual performance-based cash incentive with a target amount equal to 50% of his annual base salary, which incentive was earned based on the achievement of performance goals established by the compensation committee of our Board of Directors in the first quarter of the relevant fiscal year. The performance goals could have included a number of factors, such as the successful progression of clinical trials, pre-clinical trials and development, the successful submission of regulatory filings, the discovery and development of additional candidate molecules, the entry into of one or more strategic partnerships, the adequacy of the Company’s working capital, investor relations and successful organizational growth.

Pursuant to the Werner Employment Agreement, Dr. Werner is subject to one-year post-termination non-competition and non-solicitation of employees and clients covenants. He is also bound by confidentiality obligations.

In the event of a termination of Dr. Werner’s employment by the Company without “Cause” or by Dr. Werner for “Good Reason” that, in each case, had occurred other than within 12 months following the consummation of a “Change in Control” (as such terms are defined in the Werner Employment Agreement and summarized below), Dr. Werner would have been entitled to receive: (i) an amount equal to 12 months of his base salary, paid out in equal installments over a six-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (iv) reimbursement of Dr. Werner’s COBRA premiums for up to 12 months post-termination; and (v) full vesting of any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options would generally remain exercisable no longer than six 6 months following such a termination (and in no event past the expiration date).

In the event of a termination of Dr. Werner's employment by the Company without “Cause” or by Dr. Werner for “Good Reason” that, in each case, had occurred within 12 months following the consummation of a “Change in Control,” Dr. Werner would have been entitled to receive: (i) an amount equal to 18 months of his base salary, paid out in equal installments over a 12-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) an amount equal to 100% of his-then target annual bonus, paid when annual bonuses are paid to other senior executives of the Company; (iv) payment of a pro-rated target annual bonus for the year of termination, with the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (v) reimbursement of Dr. Werner’s COBRA premiums for up to 18 months post-termination; and (vi) full vesting of any outstanding, unvested equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options would generally remain exercisable no longer than six months following such a termination (and in no event past the expiration date).

The receipt of any termination benefits described above would be subject to Dr. Werner’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Werner Employment Agreement.

In the event of Dr. Werner’s termination due to death or disability, Dr. Werner would be entitled to full vesting of any outstanding, unvested equity awards granted to him by the Company.

The Werner Employment Agreement also provided for monthly severance payments in connection with any termination other than a termination by the Company without “Cause”, by Dr. Werner for “Good Reason” or due to his death. Such severance payments would be in an aggregate amount equal to one-half of Dr. Werner’s highest annual base salary during the two years preceding termination. Such severance payments would be paid over either (i) a six-month period in the event of a termination that is not in connection with a Change in Control, or (ii) a 12-month period in the event the termination occurs within 12 months following a Change in Control.

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

Milton H. Werner, Ph.D. Separation Agreement (the “Werner Separation Agreement”)

Upon Dr. Werner’s termination of employment effective February 13, 2025, Dr. Werner entered into the Werner Separation Agreement, pursuant to which Dr. Werner is entitled to receive: (i) an amount equal to 12 months of his base salary, paid out in equal installments over the twelve-month period following his separation in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (iv) reimbursement of Dr. Werner’s COBRA premiums for up to 12 months post-termination; and (v) full vesting of any outstanding, unvested time-based equity awards granted to him by the Company. Dr. Werner’s outstanding vested stock options would also remain exercisable for six (6) months following his termination (and in no event past the expiration date). Such payments and benefits were provided in exchange for a release of claims and agreement to a one-year post employment noncompetition covenant.

Milton H. Werner, Ph.D. Consulting Agreement (the “Werner Consulting Agreement”)

On February 13, 2025, the Company entered into the Werner Consulting Agreement, pursuant to which, Dr. Werner will provide certain services to the Company through May 13, 2025. As consideration for such services, Dr. Werner will receive a monthly fee in the amount of $44,583.33 until such time as the Werner Consulting Agreement is terminated or an amount pro-rated in any month wherein the consulting relationship with the Company has been terminated. Dr. Werner’s equity awards shall continue to vest for so long as he has a service relationship with the Company under the Consulting Agreement, with 100% of the time-based awards and 100% of the performance-based equity awards that are subject to achievement of milestones becoming fully vested and exercisable upon the completion of the term of the Consulting Agreement. All vested equity awards at the completion of the term of the Consulting Agreement shall remain exercisable until the end of the original option term.

Joseph Frattaroli, C.P.A. Employment Agreement (the “Frattaroli Employment Agreement”)

Mr. Frattaroli retired from his position as Chief Financial Officer effective March 31, 2024. Prior to his retirement, Mr. Frattaroli received an annual base salary of $410,000 and was eligible to receive an annual performance-based cash incentive with a target amount equal to 40% of his annual base salary, which incentive was earned based on the achievement of performance goals established by the compensation committee of our Board of Directors in the first quarter of the year. The performance goals could have included a number of factors, such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the adequacy of the Company’s working capital, investor relations, financial reporting and operations, analyst coverage, tax strategy, strategy for maintaining Nasdaq listing, budgeting and successful organizational growth.

Pursuant to the Frattaroli Employment Agreement, Mr. Frattaroli is subject to one-year post-termination non-competition and non-solicitation of employees and clients covenants. He is also bound by confidentiality obligations.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “Cause” or by Mr. Frattaroli for “Good Reason” that, in each case, had occurred other than within 12 months following the consummation of a “Change in Control” (as such terms are defined in the Frattaroli Employment Agreement and summarized below), Mr. Frattaroli would have been entitled to receive: (i) an amount equal to nine months of his base salary, paid out in equal installments over a nine-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Mr. Frattaroli was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; and (iv) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to nine months following termination.

In the event of a termination of Mr. Frattaroli’s employment by the Company without “Cause” or by Mr. Frattaroli for “Good Reason” that, in each case, had occurred within 12 months following the consummation of a “Change in Control,” Mr. Frattaroli would have been entitled to receive: (i) an amount equal to 12 months of his base salary, paid in a lump sum; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) an amount equal to 100% of his-then target annual bonus, paid when annual bonuses are paid to other senior executives of the Company; (iv) payment of a pro-rated target annual bonus for the year of termination, with the pro-ration based on the number of days that Mr. Frattaroli was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (v) reimbursement for the difference between the cost of COBRA and Mr. Frattaroli’s contribution for health insurance for up to 12 months following termination; and (vi) full vesting for any outstanding, unvested equity awards granted to him by the Company.

The receipt of any termination benefits described above would be subject to Mr. Frattaroli’s execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Frattaroli Employment Agreement.

The Frattaroli Employment Agreement also provided for monthly severance payments in connection with any termination other than a termination by the Company without “Cause”, by Mr. Frattaroli for “Good Reason” or due to his death. Such severance payments would be in an aggregate amount equal to one-half of Mr. Frattaroli’s highest annual base salary during the two years preceding termination. Such severance payments would be paid over either (i) a nine-month period in the event of a termination that is not in connection with a Change in Control, or (ii) a 12-month period in the event the termination occurs within 12 months following a Change in Control.

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

As previously disclosed in the Form 8-K dated January 16, 2024, in connection with Mr. Frattaroli’s planned retirement on March 31, 2024, the compensation committee of our Board of Directors authorized the extension of the exercise period for each of Mr.

Frattaroli’s vested option awards subject to time-based vesting until the original expiration date of each of such option award. Mr. Frattaroli was not be entitled to any severance in connection with such resignation.

Garth Lees-Rolfe, C.P.A. Employment Agreement (the “Lees-Rolfe Employment Agreement”)

Mr. Lees-Rolfe resigned from his position as Chief Financial Officer effective April 11, 2025. Prior to his resignation, Mr. Lees-Rolfe received an annual base salary of $400,000 (with the increase from $345,000 to such rate effective January 1, 2025) and was eligible to receive an annual performance-based cash incentive with a target amount equal to 40% of his annual base salary, which incentive is earned based on the achievement of performance goals established by the compensation committee of the board of directors in the first quarter of the year. The performance goals could have included a number of factors, such as the successful progression of clinical trials, pre-clinical trials, and development, the successful submission of regulatory filings, the adequacy of the Company’s working capital, investor relations, financial reporting and operations, analyst coverage, tax strategy, strategy for maintaining Nasdaq listing, budgeting and successful organizational growth.

Pursuant to the Lees-Rolfe Employment Agreement, Mr. Lees-Rolfe was subject to one-year post-termination non-competition and non-solicitation of employees and clients covenants. He is also bound by confidentiality obligations.

In the event of a termination of Mr. Lees-Rolfe employment by the Company without “Cause” or by Mr. Lees-Rolfe for “Good Reason” that, in each case, occurred other than within 12 months following the consummation of a “Change in Control” (as such terms are defined in the Lees-Rolfe Employment Agreement and summarized below), Mr. Lees-Rolfe was entitled to receive: (i) an amount equal to nine months of his base salary, paid out in equal installments over a nine-month period in accordance with the Company’s normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Mr. Lees-Rolfe was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; and (iv) reimbursement for the difference between the cost of COBRA and Mr. Lees-Rolfe contribution for health insurance for up to twelve months following termination.

In the event of a termination of Mr. Lees-Rolfe employment by the Company without “Cause” or by Mr. Lees-Rolfe for “Good Reason” that, in each case, had occurred within 12 months following the consummation of a “Change in Control,” Mr. Lees-Rolfe would have been entitled to receive: (i) an amount equal to 12 months of his base salary, paid in a lump sum; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) an amount equal to 100% of his-then target annual bonus, paid when annual bonuses are paid to other senior executives of the Company; (iv) payment of a pro-rated target annual bonus for the year of termination, with the pro-ration based on the number of days that Mr. Lees-Rolfe was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (v) reimbursement for the difference between the cost of COBRA and Mr. Lees-Rolfe’s contribution for health insurance for up to 12 months following termination; and (vi) full vesting for any outstanding, unvested equity awards granted to him by the Company.

The receipt of any termination benefits described above would be subject to Mr. Lees-Rolfe execution of a release of claims in favor of the Company, a form of which is attached as an exhibit to the Lees-Rolfe Employment Agreement.

The Lees-Rolfe Employment Agreement also provided for monthly severance payments in connection with any termination other than a termination by the Company without “Cause”, by Mr. Lees-Rolfe for “Good Reason” or due to his death. Such severance payments are in an aggregate amount equal to one-half of Mr. Frattaroli’s highest annual base salary during the two years preceding termination. Such severance payments will be paid over either (i) a nine-month period in the event of a termination that is not in connection with a Change in Control, or (ii) a 12-month period in the event the termination occurs within 12 months following a Change in Control.

Under the Lees-Rolfe Employment Agreement, “Cause” and “Change in Control” have the same meaning as those provided in the Werner Employment Agreement, as described above.

Under the Lees-Rolfe Employment Agreement, “Good Reason” means generally any of the following actions initiated by the Company: (i) a material diminution in Mr. Lees-Rolfe’s authority, duties or responsibilities (provided, however, that a temporary paid suspension or modification of duties due to workplace investigation shall not constitute Good Reason); (ii) a material diminution in Mr. Lees-Rolfe’s base salary that persists for longer than 12 months, except for across-the-board salary reductions based on the Company’s financial performance similarly affecting all or substantially all senior management employees of the Company; or (iii) a material breach of the Werner Employment Agreement. For “Good Reason” to exist, Mr. Lees-Rolfe must provide notice to the Company within 90 days of the initial existence of one of the above conditions; the Company must fail to cure such condition within 30 days; and Mr. Lees-Rolfe must terminate his employment within 180 days following the initial existence of the condition.

Garth Lees-Rolfe Separation Agreement (the “Lees-Rolfe Separation Agreement”)

In connection with his departure, Mr. Lees-Rolfe and the Company entered into the Lees Rolfe Separation Agreement pursuant to which, Mr. Lees-Rolfe is entitled to receive severance benefits pursuant to the terms of the Lees-Rolfe Employment Agreement.

Garth Lees-Rolfe Consulting Agreement (the “Lees-Rolfe Consulting Agreement”)

In connection with Mr. Lees-Rolfe’s departure, the Company has also entered into the Lees Rolfe Consulting Agreement with Mr. Lees-Rolfe pursuant to which, Mr. Lees-Rolfe will provide certain services to the Company through August 15, 2025. As consideration for such services, Mr. Lees-Rolfe will receive a monthly fee in the amount of $33,333.00 until such time as the Lees-Rolfe Consulting Agreement is terminated or an amount pro-rated in any month wherein the consulting relationship with the Company has been terminated. Mr. Lees-Rolfe’s options to purchase up to an aggregate of 61,945 shares shall continue to vest for so long as he has a service relationship with the Company under the Lees-Rolfe Consulting Agreement. All vested equity awards at the completion of the term of the Lees-Rolfe Consulting Agreement shall remain exercisable until the end of 2025.

Equity Compensation

On April 1, 2024, we granted, under our 2020 Plan (as defined below), stock options to each of Dr. Werner and Mr. Lees-Rolfe, as set forth in the “Outstanding Equity Awards” table above.

As noted above, in connection with Mr. Frattaroli’s planned retirement on March 31, 2024, the exercise period for each of Mr. Frattaroli’s vested option awards subject to time-based vesting was extended until the original expiration date of each of such option award.

In order to address employee retention and competitiveness concerns, the Board of Directors approved a stock option repricing (the “Repricing”) on October 9, 2024, of certain outstanding stock options under the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2020 Equity Incentive Plan (the “2020 Plan”), which reduced the exercise price of such options to $1.26, which was the closing price of our common stock as reported on the Nasdaq Stock Market on October 9, 2024. The Repricing was subject to approval by our stockholders, which was attained on January 3, 2025. All other terms and conditions of the repriced options, including the applicable vesting schedules, remained in force and unchanged.

In addition, on October 9, 2024, the Board of Directors approved option awards to purchase shares of Common Stock under the 2020 Plan to each of Dr. Werner and Mr. Lee’s Rolfe. A portion of these options were fully vested upon grant and had an exercise price equal to $1.26, the closing price on such date. A portion of these options had an exercise price of $1.45 per share, but would only become exercisable following the expiration of the exercise period of the Series A-1 Warrants in the same proportion that the Series A-1 Warrants were exercised, if at all. Another portion of these options had an exercise price of $1.56 per share and would only become exercisable following the expiration of the exercise period of the Series B-1 Warrants in the same proportion that the Series B-1 Warrants were exercised, if at all. These options were granted subject to the Company’s successful amending its 2020 Equity Incentive Plan and its amended and restated certificate of incorporation to increase the authorized shares by an amount sufficient to cover the new grants. These conditions were satisfied and the grants became effective on January 3, 2025.

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

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans on the same basis as our other eligible employees and with the Company paying for 90% of the premiums due for participation in those plans, and with the remainder paid by the eligible employee. In addition, it is the Company’s practice to reimburse Dr. Werner $418.60 per month in respect of premiums that he pays on his life insurance policy. The Company also paid Dr. Werner $10,738 and $12,084 in 2024 and 2023 respectively for his automobile expenses.

Director Compensation

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman(2)	68,500	534,202	602,702
Dr. Roy Freeman(3)	57,750	534,052	591,802
Dr. Paul Grint(4)	74,000	398,169	472,169
Ms. Gisele Dion(5)	75,000	265,345	340,345
Mr. Roberto Bellini(6)	19,565	96,058	115,623
Mr. Amit Munshi(7)	14,283	96,058	110,340
Mr. Arvind Kush(8)	17,717	96,058	113,775
Dr. David Canner(9)	12,522	96,058	108,579

(1)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The amounts also reflect the incremental fair value with respect to the option repricing that took place on October 9, 2024, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value such option awards and incremental fair value, please see the discussion of option awards contained in the notes to the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.
(2)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Berman as of December 31, 2024, was 903,396.
(3)
The aggregate number of shares of our Common Stock underlying stock options granted to Dr. Freeman as of December 31, 2024, was 903,396.
(4)
The aggregate number of shares of our Common Stock underlying stock options granted to Dr. Grint as of December 31, 2024, was 444,558.
(5)
The aggregate number of shares of our Common Stock underlying stock options granted to Ms. Dion as of December 31, 2024, was 275,956.
(6)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Bellini as of December 31, 2024, was 60,000.
(7)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Munshi as of December 31, 2024, was 60,000.
(8)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Kush as of December 31, 2024, was 60,000.
(9)
The aggregate number of shares of our Common Stock underlying stock options granted to Dr. Canner as of December 31, 2024, was 60,000.

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

Cash Compensation

Effective January 1, 2025, all non-employee directors are entitled to receive the following cash compensation for their services:

•
$60,000 per year for service as a board member;
•
$30,000 per year additionally for service as non-executive Chairperson of the Board;
•
$24,000 per year additionally for service as chair of the audit committee;
•
$12,000 per year additionally for service as member of the audit committee (excluding committee chair) ;
•
$18,000 per year additionally for service as chair of the compensation committee;

•
$9,000 per year additionally for service as member of the compensation committee (excluding committee chair) ;
•
$12,000 per year additionally for service as chair of the corporate governance and nominating committee ; and
•
$6,000 per year additionally for service as member of the corporate governance and nominating committee (excluding committee chair).

All cash payments to non-employee directors who served in the relevant capacity at any point during the immediately preceding prior fiscal quarter will be paid quarterly in arrears. A non-employee director who served in the relevant capacity during only a portion of the prior fiscal quarter will receive a pro-rated payment of the quarterly payment of the applicable cash retainer.

Non-Employee Director Equity Compensation

Each new non-employee director is granted an option award to purchase 60,000 shares of our Common Stock, with 50% of such option award vesting on each of the first two anniversaries of the date of grant, and each current non-employee director is granted an annual option award to purchase 30,000 shares of our Common Stock, with vesting occurring in full on the earlier of (i) the one year anniversary of the date of grant and (ii) the day prior to the next annual meeting of stockholders. All vesting is subject to the non-employee director’s continued service on our Board of Directors.

On July 16, 2024, we granted to each non-employee director an option award to purchase 30,000 shares of our Common Stock, which option awards will vest in full on the earlier of (i) the one year anniversary of the date of grant and (ii) the day prior to the next annual meeting of stockholders, subject to the non-employee director’s continued service on our Board of Directors through that date. The Company intends to continue to make annual equity grants to non-employee directors coincident with each annual meeting of stockholders.

On October 9, 2024, the Board of Directors repriced options held by each non-employee director serving as of that date who held options eligible to be repriced to $1.26, which was subsequently approved by the stockholders of the Company on January 3, 2025. For a discussion of the Repricing, see above under “Executive Compensation—Executive Equity Compensation”

In addition, on October 9, 2024, the Board of Directors approved the option awards to purchase shares of Common Stock under the 2020 Plan to each of Mr. Berman, Dr. Freeman, Mr. Grint and Mr. Dion. A portion of these options were fully vested upon grant and had an exercise price equal to $1.26, the closing price on such date. A portion of these options had an exercise price of $1.45 per share, but would only become exercisable following the expiration of the exercise period of the Series A-1 Warrants in the same proportion that the Series A-1 Warrants were exercised, if at all. Another portion of these options had an exercise price of $1.56 per share and would only become exercisable following the expiration of the exercise period of the Series B-1 Warrants in the same proportion that the Series B-1 Warrants were exercised, if at all. These options were granted subject to the Company’s successful amending its 2020 Equity Incentive Plan and its amended and restated certificate of incorporation to increase the authorized shares by an amount sufficient to cover the new grants. These conditions were satisfied and the grants became effective on January 3, 2025.

On October 21, 2024, we granted the new non-employee directors 60,000 shares of our Common Stock with 50% of such option award vesting on each of the first two anniversaries of the date of grant.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2024:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Inhibikase Therapeutics, Inc. 2011 Equity Incentive Plan	514,191	$11.02	—
Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan(1)	16,389,889	$1.41	14,513,437
Equity Compensation Plans not approved by stockholders	—	—	—

(1) We maintain the Company’s 2020 Equity Incentive Plan (the “2020 Plan”), which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2024, there were 14,513,437 shares reserved for issuance under the 2020 Plan that remained available, which number excludes the 27,453,993 shares that were added to the 2020 Plan as a result of the amendment to the 2020 Plan approved by the Company’s stockholders on January 3, 2025. Prior to our December 2020 initial public offering we maintained the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in the 2011 plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of April 15, 2025 by:

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

We have based our calculation of the percentage of beneficial ownership on 74,341,540 shares of our common stock outstanding on April 15, 2025. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of April 15, 2025, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 1000 N. West Street, Suite 1200, Wilmington, DE 19801.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Mark Iwicki(1)	564,208	*
Milton H. Werner, Ph.D.(2)	6,355,879	7.88%
Garth Lees-Rolfe(3)	504,750	*
Joseph Frattaroli, C.P.A.(4)	36,390	*
Amit Munshi(5)	488,409	*
Roberto Bellini(6)	1,533,580	*
Dennis Berman(7)	424,178	*
Arvind Kush(8)	201,600	*
David Canner(9)	22,640	*
Vincent Aurentz(10)	893,544	*
Roy Freeman, M.D.(11)	407,198	*
All executive officers and directors as a group (ten persons)(12)	5,560,488	7.3%
5% Stockholders
Entities affiliated with Soleus Capital (13)	37,963,764	35.8%
Sands Capital Life Sciences Pulse Fund II, L.P.(14)	26,493,120	31.2%
Fairmount Healthcare Fund II L.P.(15)	25,605,395	27.3%
Perceptive Advisors LLC(16)	16,245,875	19.2%
SP IKT Holdings LLC(17)	14,129,664	17.1%
ADAR1 Capital Management, LLC(18)	13,093,662	16.0%
Nantahala Capital Management, LLC(19)	5,298,624	6.8%

* Represents beneficial ownership of less than one percent.

(1)
Consists of 564,208 shares of common stock underlying options exercisable within 60 days of April 15, 2025. The amount does not include 569,765 shares of common stock underlying warrant adjustment options that remain subject to the actual exercise of the Company's Series A-1 and B-1 Warrants.
(2)
Consists of (a) 891,906 shares of common stock held of record by Dr. Werner and (b) 5,461,760 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(3)
Consists of 504,750 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(4)
Consists of (a) 7,358 shares of common stock held of record by Flagship Consulting, Inc., an entity controlled by Mr. Frattaroli, (b) 658 shares of common stock held directly and (c) 29,032 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(5)
Consists of (a) 431,809 shares of common stock held of record by Mr. Munshi and (b) 56,600 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(6)
Consists of (a) 1,460,000 shares of common stock held of record by BSQUARED CAPITAL Inc., an entity controlled by Mr. Bellini and (b) 73,580 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(7)
Consists of 424,178 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(8)
Consists of (a) 145,000 held of record by Mr. Kush and (b) 56,600 shares underlying options exercisable within 60 days of April 15, 2025.
(9)
Consists of 22,640 shares underlying options exercisable within 60 days of April 15, 2025.
(10)
Consists of 893,544 shares of common stock held of record by Mr. Aurentz.
(11)
Consists of 407,198 shares of common stock underlying options exercisable within 60 days of April 15, 2025.
(12)
Consists of (a) 3,955,484 shares of common stock and (b) 2,174,769 shares of common stock underlying options exercisable within 60 days of April 15, 2025, held by executive officers and directors.
(13)
Based on information available to the Company and filed on a Schedule 13G by Soleus Private Equity GP III, LLC on October 28, 2024, with the SEC. Consists of (i) 6,325,000 shares of common stock, (ii) 9,370,000 shares of common stock issuable upon exercise of Pre-Funded Warrants, (iii) 7,844,080 shares of common tock issuable upon exercise of Series A-1 Warrants and (iv) 14,424,684 shares of common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a 9.99% beneficial ownership limitation. 4,264,968 of such shares of common stock, 6,318,221 shares of common stock issuable upon exercise of Pre-Funded Warrants, 5,289,288 Series A-1 Warrants and 9,726,610 Series B-1 Warrants are directly held by Soleus Capital Master Fund, L.P. (“Soleus Master Fund”). 2,060,032 of such shares of common stock, 3,051,779 shares of common stock issuable upon exercise of Pre-Funded Warrants, 2,554,792 Series A-1 Warrants and 4,698,074 Series B-1 Warrants are directly held by Soleus Private Equity Fund III, L.P. (“Soleus PE Fund III”). Soleus Capital, LLC (“Soleus Capital”) is the sole general partner of Soleus Master Fund, Soleus Capital Group, LLC (“SCG”) is the sole managing member of Soleus Capital and Guy Levy is the sole managing member of SCG. Each of SCG, Soleus Capital and Mr. Levy disclaims beneficial ownership of the shares held by Soleus Master Fund, except to the extent of his or its pecuniary interest therein. Soleus Private Equity GP III, LLC is the sole general partner of Soleus PE Fund III, Soleus PE GP III, LLC is the sole manager of Soleus Private Equity GP III, LLC and Mr. Levy is the sole managing member of Soleus PE GP III, LLC. Each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC disclaims beneficial ownership of the shares held by Soleus PE Fund III, except to the extent of his or its pecuniary interest therein. Soleus Capital Management, L.P. is the investment manager of each of Soleus Master Fund and Soleus PE Fund III and has been delegated voting and dispositive power over the shares held by such funds. Soleus GP, LLC is the general partner of Soleus Capital Management, L.P. and Guy Levy is the managing member of Soleus GP, LLC. Each of Soleus Capital Management, L.P. and Soleus GP, LLC disclaims beneficial ownership of the shares held by Soleus Master Fund and Soleus PE Fund III, except to the extent of its pecuniary interest therein. The address of Mr. Levy and of each of the entities listed is c/o Soleus Capital Management, L.P., 104 Field Point Road, 2nd Floor, Greenwich, CT 06830.
(14)
Based on information available to the Company and filed on a Form 3 by Sand Capital Life Sciences Pulse Fund II, L.P. on October 25, 2024, with the SEC. Consists of (i) 10,950,000 shares of common stock, (ii) 5,475,000 shares of common stock issuable upon exercise of Series A-1 Warrants and (iii) 10,068,120 shares of common stock issuable upon exercise of Series B-1 Warrants. The securities are directly held by Sands Capital Life Sciences Pulse Fund II, L.P. (“Sands Pulse Fund II”). Sands Capital Life Sciences Pulse Fund II-GP, L.P. (“Sands Pulse GP L.P.”) is the sole general partner of Sands Pulse Fund II. Sands Capital Life Sciences Pulse Fund II-GP, LLC (“Sands Pulse GP LLC” and, together with Sands Pulse GP L.P., the “Sands General Partners”) is the sole general partner of Sands Pulse GP L.P. Sands Capital Ventures, LLC (“SCV”) is the investment manager of Sands Pulse Fund II and thus may be deemed to beneficially own the shares held by Sands Pulse Fund II. Frank M. Sands holds ultimate voting and investment power over securities held by Sands Pulse Fund II, and thus may be deemed to beneficially own the shares held by Sands Pulse Fund II. Each of Mr. Sands, SCV, Sands Pulse GP L.P. and Sands Pulse GP LLC disclaim beneficial ownership of such securities except to the extent of their relative pecuniary interest therein. The address of each of the entities and the individual listed is c/o Sands Capital Ventures, LLC, 1000 Wilson Boulevard, Suite 3000, Arlington, VA 22209.
(15)
Based on information available to the Company and filed on a Schedule 13G/A by Fairmount Funds Management, LLC on February 14, 2025, with the SEC. Consists of Consists of (i) 6,125,000 shares of our common stock issued pursuant to the Purchase Agreement, (ii) 4,460,000 shares of our common stock issuable upon exercise of Pre-Funded Warrants, (iii) 5,290,872 shares of our common stock issuable upon exercise of Series A-1 Warrants and (iv) 9,729,523 shares of our common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a beneficial ownership limitation of 9.99%. The securities are directly held by Fairmount Healthcare Fund II L.P. (“Fairmount Fund II”). Fairmount Funds Management LLC (“Fairmount”) serves as investment manager for Fairmount Fund II. Fairmount Fund II has delegated to Fairmount the sole power to vote and the sole power to dispose of all securities held in Fairmount Fund II’s portfolio. Because Fairmount Fund II has divested itself of voting and investment power over the securities it holds and may not revoke that delegation on less than 61 days’ notice, Fairmount Fund II disclaims beneficial ownership of the securities it holds. The general partner of Fairmount is Fairmount Funds Management GP LLC (“Fairmount GP”). As managing members of Fairmount GP, Peter Harwin and Tomas Kiselak may be deemed to have voting and investment power over the shares held by Fairmount Fund II. Fairmount, Fairmount GP, Peter Harwin and Tomas Kiselak disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of each of the entities and individuals listed is 200 Barr Harbor Drive, Suite 400, West Conshohocken, PA 19428.
(16)
Based on information available to the Company and filed on a Schedule 13G by Perceptive Advisors LLC on October 22, 2024, with the SEC. Consists of (i) 5,925,000 shares of common stock, (ii) 790,000 shares of common stock issuable upon exercise of Pre-Funded Warrants, (iii) 3,357,211 shares of common stock issuable upon exercise of Series A-1 Warrants and (iv) 6,173,664 shares of common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a 9.99% beneficial ownership limitation. The securities are directly held by Perceptive Life Sciences Master Fund, Ltd. Perceptive Advisors LLC is the investment manager to Perceptive Life Sciences Master Fund, Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund, Ltd. Joseph Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund, Ltd. Each of Perceptive Advisors LLC and Mr. Edelman expressly disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. The address of Perceptive Life Sciences Master Fund, Ltd. is 51 Astor Place, 10th Floor, New York, NY 10003.

(17)
Based on information available to the Company and filed on a Schedule 13G by SP IKT Holdings LLC on October 28, 2024, with the SEC. Consists of (i) 5,840,000 shares of common stock held by SP IKT Holdings LLC and (ii) 2,920,000 shares of common stock issuable upon exercise of Series A-1 Warrants and (iii) 5,369,664 shares of our common stock issuable upon exercise of Series B-1 Warrants. The securities are directly held by SP IKT Holdings LLC, a Delaware Limited Liability Company (“SP IKT”), and may be deemed to be beneficially owned by: SP Soleus Holdings LLC (“Soleus Holdings”), as the sole member of SP IKT. Soleus Holdings is managed by a four-member board of managers, which currently includes Charles A. Davis, Stephen Friedman, David J. Wermuth and Christopher Timchak, each of whom may be deemed to beneficially own the securities held by SP IKT. Each of Messrs. Davis, Friedman, Wermuth and Timchak disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. The address of SP IKT is c/o SP Soleus Holdings LLC, 20 Horseneck Ln., Greenwich, CT 06880.
(18)
Based on information available to the Company and filed on a Schedule 13G by ADAR1 Capital Management, LLC on February 14, 2025, with the SEC. Consists of (i) 4,113,888 shares of common stock held by ADAR1 Partners, LP, 1,215,369 shares of common stock held by Spearhead Insurance Solutions IDF, LLC, and 510,949 shares of common stock held by ADAR1 SPV I, LP, and (ii) 2,555,000 shares of common stock issuable upon exercise of Series A-1 Warrants and 4,698,456 shares of common stock issuable upon exercise of Series B-1 Warrants; of which (a) 2,046,577 Series A-1 Warrants and 3,763,505 Series B-1 Warrants are directly held by ADAR1 Partners, LP (“ADAR1 Partners”), (b) 252,948 Series A-1 Warrants and 465,153 Series B-1 Warrants are directly held by Spearhead Insurance Solutions IDF, LLC—Series ADAR1 (“Spearhead”) and (c) 255,475 Series A-1 Warrants and 469,798 Series B-1 Warrants are directly held by ADAR1 SPV I, LP (“ADAR1 SPV”). ADAR1 Capital Management, LLC (“ADAR1 Capital Management”) acts as an investment adviser to, and manages investment and trading accounts of, ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management GP, LLC (“ADAR1 General Partner”) acts as the general partner of ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management and ADAR1 General Partner may be deemed to indirectly beneficially own the securities held by ADAR1 Partners and ADAR1 SPV. Daniel Schneeberger is the Manager of ADAR1 Capital Management and ADAR1 General Partner. Mr. Schneeberger may be deemed to indirectly beneficially own securities held by ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management serves as sub-advisor to Spearhead and Mr. Schneeberger, as manager of ADAR1 Capital Management, may also be deemed to indirectly beneficially own the securities held by Spearhead. Ken Foley is the managing member of Spearhead and may be deemed to indirectly own the securities held by Spearhead. The address of each of ADAR1 Partners, ADAR1 SPV, ADAR1 Capital Management, ADAR1 General Partner and Mr. Schneeberger is 3503 Wild Cherry Drive, Building 9, Austin, TX 78738 and the address of Spearhead and Mr. Foley is 3828 Kennett Pike, Ste 202, Greenville, DE 19807.
(19)
Information is solely based on a Schedule 13G filed by Nantahala Capital Management, LLC (“Nantahala”) on February 14, 2025, with the SEC. Nantahala may be deemed to be the beneficial owner of 5,298,624 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those Shares. The 5,298,624 shares of common stock includes 3,108,624 Shares which may be acquired by Nantahala within sixty days through the exercise of warrants. As the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those Shares. The address of the principal business office of Nantahala is 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the section titled “Executive Compensation” in this Amendment, since January 1, 2023, we have not been nor are we a party to any transactions or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the section titled “Executive Compensation” in this Amendment.

Indemnification Agreements

We entered into separate indemnification agreements with each of our directors and executive officers, in addition to the indemnification that is provided for in our amended and restated certificate of incorporation and amended and restated bylaws. The indemnification agreements and our amended restated certificate of incorporation and amended and restated bylaws that became effective upon the completion of our initial public offering require us to indemnify our directors, executive officers and certain controlling persons to the fullest extent permitted by Delaware law. See the section titled “Directors, Executive Officers and Corporate Governance — Limitation of Liability and Indemnification” for additional information.

Related Person Transaction Policy

Our board of directors adopted a written related person transaction policy providing that transactions with our directors, officers and holders of 5% or more of our voting securities and their affiliates, each a related person, must be approved or ratified by our audit committee. This policy became effective on December 22, 2020. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our voting securities, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the audit committee will review and consider:

•
the related person’s interest in the related person transaction;
•
the approximate dollar amount involved in the related person transaction;
•
the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•
whether the transaction was undertaken in the ordinary course of our business;
•
whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party; and
•
any other information regarding the related-party transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed by CohnReznick LLP in connection with audit and other services rendered during the past two fiscal years.

	December 31,
Fee Category	2024	2023
Audit Fees (1)	$464,034	$259,927
Audit-Related Fees (2)	-	-
Tax Fees (3)	115,552	42,685
All Other Fees (4)	-	-
Total Fees	$579,586	$302,612

(1)
Audit fees in 2024 and 2023 include fees related to the annual audit of the Company’s financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)
There were no audit-related fees incurred in 2024 or 2023.
(3)
Tax fees are related to tax compliance, tax advice and tax planning services, including the review and preparation of our federal and state income tax returns.
(4)
There were no other fees incurred in 2024 or 2023.

The audit committee pre-approved all services described above in accordance with the pre-approval policies and procedures described below.

Audit Committee Pre-Approval Policies and Procedures

The audit committee is responsible for appointing, retaining, setting compensation for, and evaluating and overseeing the work of the independent registered public accounting firm. The audit committee’s charter establishes a policy that all audit and permissible non-audit services provided by the independent registered public accounting firm will be pre-approved by the audit committee.

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2024. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the audit committee to one or more members of the audit committee; provided that any decisions made by such member or members must be presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

1. Financial Statements: No financial statements are filed with this Amendment on Form 10-K/A.

2. Financial Statement Schedules: No financial statement schedules are filed with this Amendment on Form 10-K/A.

(b) The following exhibits are filed as part of, or incorporated by reference into, this Amendment on Form 10-K/A:

2. Exhibits

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File Number	Exhibit	File Date

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2*	Certification of Chief Financial Officer, Secretary and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

97.1	Compensation Clawback Policy	10-K	001-39676	97.1	3/27/24

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2025.

INHIBIKASE THERAPEUTICS, INC.

By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer