Form 10-Q
period 2025-03-31
Inhibikase Therapeutics, Inc.
filed 2025-05-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Registrant’s telephone number, including area code: (302) 295-3800

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

As of May 1, 2025, the registrant had 74,341,540 shares of common stock, $0.001 par value per share, outstanding.

We own various United States (“U.S.”) federal trademark applications and unregistered trademarks, including our company name and logo, that we use in connection with the operation of our business. This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes our trademarks and trade names which are protected under applicable intellectual property laws and are our property. This Quarterly Report also contains trademarks, trade names and service marks of other companies, which are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent permitted under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these other parties.

From time to time, we may use our website, our LinkedIn account at https://www.linkedin.com/company/inhibikase-therapeutics/ and our YouTube account at https://www.youtube.com/user/Inhibikase to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at https://www.inhibikase.com/. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media are not incorporated into, and does not form a part of, this Quarterly Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. In this Annual Report, unless otherwise indicated, the “Company”, “we,” “us” or “our” refer to Inhibikase Therapeutics, Inc., a Delaware corporation and its subsidiaries, IKT Securities Corporation, a Massachusetts corporation, and CorHepta Pharmaceuticals, Inc., a Delaware corporation.

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
•
our ability to initiate a Phase 2b trial in pulmonary arterial hypertension;
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
•
the impact of trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and inflation rates on our business, financial condition and results of operations;

ii

•
the potential for another pandemic, epidemic or outbreak of an infectious disease to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain; and
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$73,441,391	$56,490,579
Marketable securities	19,738,900	41,052,949
Prepaid research and development	52,475	81,308
Prepaid expenses and other current assets	931,992	826,473
Total current assets	94,164,758	98,451,309
Equipment and improvements, net	47,845	47,100
Right-of-use asset	68,719	101,437
Total assets	$94,281,322	$98,599,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,692,051	$943,019
Lease obligation, current	74,772	110,517
Accrued expenses and other current liabilities	3,513,248	2,680,030
Contingent consideration liability	3,270,579	—
Total current liabilities	8,550,650	3,733,566
Total liabilities	8,550,650	3,733,566
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 74,341,540 and 69,362,439 shares issued and outstanding (including 4,149,252 and 0 contingently issuable shares - see Note 10) at March 31, 2025 and December 31, 2024, respectively	74,341	69,362
Additional paid-in capital	193,756,644	189,254,777
Accumulated other comprehensive loss	(967)	(37,248)
Accumulated deficit	(108,099,346)	(94,420,611)
Total stockholders' equity	85,730,672	94,866,280
Total liabilities and stockholders’ equity	$94,281,322	$98,599,846

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Costs and expenses:
Research and development	$10,513,579	$2,751,279
Selling, general and administrative	5,249,291	2,031,081
Change in fair value contingent consideration	(1,164,864)	—
Total costs and expenses	14,598,006	4,782,360
Loss from operations	(14,598,006)	(4,782,360)
Interest income	919,271	132,725
Net loss	(13,678,735)	(4,649,635)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	36,281	(2,677)
Comprehensive loss	$(13,642,454)	$(4,652,312)
Net loss per share – basic and diluted	$(0.15)	$(0.73)
Weighted-average number of shares – basic and diluted	89,537,171	6,340,697

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	69,362,439	$69,362	$189,254,777	$(37,248)	$(94,420,611)	$94,866,280
Stock-based compensation expense	—	—	2,042,196	—	—	2,042,196
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	829,849	830	2,459,671	—	—	2,460,501
Contingently issuable common stock subject to vesting criteria (see Note 10)	4,149,252	4,149	—	—	—	4,149
Other comprehensive income	—	—	—	36,281	—	36,281
Net loss	—	—	—	—	(13,678,735)	(13,678,735)
Balance at March 31, 2025	74,341,540	$74,341	$193,756,644	$(967)	$(108,099,346)	$85,730,672

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

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(13,678,735)	$(4,649,635)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,654	6,568
Stock-based compensation expense	2,042,196	53,434
Write-off of in-process research and development	7,357,294	—
Change in fair value of contingent consideration	(1,164,864)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	32,718	28,767
Prepaid expenses and other assets	(211,924)	(14,719)
Prepaid research and development	28,833	12,395
Accounts payable	680,824	479,267
Operating lease liabilities	(35,745)	(30,729)
Accrued expenses and other current liabilities	833,219	247,634
Net cash used in operating activities	(4,103,530)	(3,867,018)

Cash flows from investing activities
Purchases of equipment and improvements	(13,399)	—
Purchases of investments - marketable securities	—	(8,432,571)
Maturities of investments - marketable securities	21,506,365	5,120,757
Acquired in-process research and development	(438,624)	—
Net cash provided by (used in) investing activities	21,054,342	(3,311,814)

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	397,607
Deferred offering costs	—	(30,608)
Net cash provided by financing activities	—	366,999
Net increase (decrease) in cash and cash equivalents	16,950,812	(6,811,833)
Cash and cash equivalents at beginning of period	56,490,579	9,165,179
Cash and cash equivalents at end of period	$73,441,391	$2,353,346
Supplemental disclosures of cash flow information
Issuance costs	$—	$407,329
Non cash investing and financing activities
CorHepta transaction costs	$175,000	$—
Contingent consideration	$3,270,579	$—
Deferred offering costs	$—	$167,721

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing a protein kinase inhibitor therapeutic to modify the course of cardiopulmonary disease that arises from aberrant signaling through the Abelson Tyrosine Kinases. The Company’s lead product candidate is IKT-001, a prodrug of the anticancer agent imatinib, an FDA approved drug for certain blood and stomach cancers. The Company plans to seek approval from the FDA for IKT-001 for the treatment of Pulmonary Arterial Hypertension (“PAH”) as an orphan indication. IKT-001 is designed to improve tolerance to imatinib's active ingredient which may allow for improved safety and efficacy. The Company has completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results are being utilized to set the doses for a Phase 2b clinical study that the Company expects to initiate in the second half of 2025.

2. Liquidity

As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of $93,180,291.

The Company has incurred recurring losses and at March 31, 2025, had an accumulated deficit of $108,099,346.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock (and pre-funded warrants) and sales of common stock through At-The-Market (“ATM”) offerings. In December 2020, June 2021, January 2023, May 2024 and October 2024, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, $3.2 million and $99.6 million, respectively, in net proceeds and $0.5 million in net ATM proceeds in 2024.

The Company is subject to a variety of risks similar to other early-stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses, general and administrative expenses related to its product candidate programs and negative cash flows from operations. The Company anticipates costs and expenses to increase in the future as the Company continues to develop IKT-001.

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms. In addition, potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all. The Company’s failure to raise capital or enter into such other arrangements would have a negative impact on the Company’s business, financial viability, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at March 31, 2025 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described above.

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2024 balance sheet was derived from the December 31, 2024 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2025. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly-owned subsidiaries, IKT Securities Corporation, Inc. and CorHepta Pharmaceuticals, Inc. Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of its liquidity and working capital adequacy, the fair value of its stock options and warrants and deferred tax valuation allowances, to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing protein kinase inhibitor therapeutics.

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

The Company did not report any revenues for the three months ended March 31, 2025 and 2024.

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

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, and include salaries and benefits, stock compensation, research-related subcontractors and consultants, supplies and overhead costs and in-process research and development. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided. During the three months ended March 31, 2025 and March 31, 2024, the Company incurred expenses of approximately $0 and $90 thousand, respectively, with a related party vendor which were included in research and development expenses. As of the periods ended March 31, 2025 and December 31, 2024, the Company had a payable or accrued expense balance with a related party vendor of approximately $11 thousand and $109 thousand, respectively, included in accounts payable and accrued expenses.

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

The Company has made an accounting policy election to not recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive loss over the lease term.

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

The Company’s financial assets and financial liabilities, which include cash equivalents and marketable securities and accounts payable, have been initially valued at the transaction price, and marketable securities are subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, to determine value.

Marketable Securities

The Company's marketable securities consist of U.S. Treasury securities with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive loss. Realized gains and losses, if any, are included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

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

Asset Acquisitions

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock issued as consideration in an asset acquisition is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. Consideration deposited into escrow accounts are evaluated to determine whether it should be included as part of the cost of an asset acquisition or accounted for as contingent consideration.

The costs of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. However, as of the date of acquisition, if certain assets are carried at fair value under other applicable GAAP, the consideration is first allocated to those assets with the remainder allocated to the non-monetary identifiable assets based on relative fair value basis.

Contingent Consideration Liabilities

The Company recognizes contingent consideration issued in connection with asset acquisitions when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

The Company remeasures the contingent consideration liability to fair value at each reporting date, until the contingency is resolved or expires, with changes in the fair value of the contingent consideration liability included within operating expenses on the Company’s consolidated statement of operations and comprehensive loss.

4.
Fair Value of Financial Instruments

The Company’s marketable securities are all classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash and accounts payable, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the acquisition of CorHepta (see Note 10) is classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$32,971,380	$—	$—	$32,971,380
Total	$32,971,380	$—	$—	$32,971,380

Marketable securities, available-for-sale:
U.S. Treasury obligations	$19,738,900	$—	$—	$19,738,900
Total	$19,738,900	$—	$—	$19,738,900

Other current liabilities
Contingent consideration (see Note 10)	$—	$—	$3,270,579	$3,270,579
Total	$—	$—	$3,270,579	$3,270,579

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,238,598	$—	$—	$11,238,598
Total	$11,238,598	$—	$—	$11,238,598

Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,052,949	$—	$—	$41,052,949
Total	$41,052,949	$—	$—	$41,052,949

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 10):

	Three months ended March 31,
	2025	2024
Balance, beginning	$—	$—
Additions	4,435,443	—
Payments	—	—
Change in fair value	(1,164,864)	—
Balance, ending	$3,270,579	$—

5.
Marketable Securities

Marketable securities consisted of the following as of:

March 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$19,739,867	$—	$(967)	$19,738,900
Total	$19,739,867	$—	$(967)	$19,738,900

December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,090,197	$—	$(37,248)	$41,052,949
Total	$41,090,197	$—	$(37,248)	$41,052,949

As of March 31, 2025, the Company held two U.S. Treasury debt securities that were in an unrealized loss position totaling $967. As of December 31, 2024, the Company held seven U.S. Treasury debt securities that were in an unrealized loss position totaling

$37,248. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended March 31, 2025 and December 31, 2024, respectively.

The Company received proceeds of $21.5 million from maturities of marketable securities for the three months ended March 31, 2025. The Company received proceeds of $23.5 million from maturities of marketable securities for the year ended December 31, 2024. The Company did not realize any gains or losses from maturities of marketable securities for the period ended March 31, 2025 or the year ended December 31, 2024.

6.
Equipment and Improvements

Equipment and Improvements, net
	March 31, 2025	December 31, 2024
Furniture and office equipment	$100,329	$86,930
IT equipment	16,895	16,895
	117,224	103,825
Less: Accumulated depreciation	69,379	56,725
Total	$47,845	$47,100

Depreciation expense for the three months ended March 31, 2025 was $12,654 and for the year ended December 31, 2024 was and $26,272, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Accrued consulting	$391,628	$202,379
Accrued compensation	948,712	999,303
Accrued research and development	2,045,205	1,397,348
Accrued other	127,703	81,000
Total accrued expenses and other current liabilities	$3,513,248	$2,680,030

8. ATM Program

On February 1, 2024, the Company entered into an ATM with H.C. Wainwright & Co., LLC, as sales agent (“Agent”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $5,659,255, through or to the Agent. Under the terms of the ATM agreement with the Agent (“ATM Agreement”), the Agent may sell the shares of the Company’s common stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 315,338 shares of common stock pursuant to the ATM Agreement for an aggregate gross sales price of $849,187. On May 20, 2024, the Company filed with the SEC a prospectus supplement to reduce the maximum aggregate gross sales price of its common stock that may be offered, issued and sold under the ATM Agreement from and after May 20, 2024 to $50,000, not including the shares of the Company’s common stock previously sold. No sales of the Company’s common stock pursuant to the ATM Agreement have occurred since this date. On December 2, 2024, the Company provided to the Agent a notice of termination of the ATM Agreement, which such termination was effective December 11, 2024 in accordance with the terms of the ATM Agreement.

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of March 31, 2025, a total of 11,854,788 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants”) and together with the Series A-1 Warrants, the “Warrants”). The Pre-Funded Warrants and Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the Warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the Warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. As of March 31, 2025, the Company had 19,815,131 pre-funded warrants outstanding.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering"). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2025, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2029. All of the warrants in the May 2024 Offering were issued to a single investor. All Pre-Funded Common Warrants have been exercised as at March 31, 2025. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 ("January 2023 Existing Warrants"). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock ("January 2023 New Warrants"). Each has an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants will expire on August 5, 2025 and the Series D Common Warrants will expire on August 5, 2029. The shares held in abeyance were issued to the investor on October 9, 2024.

The repricing of the January 2023 Existing Warrants and issuance of the Series C Common Warrants and the Series D Common Warrants is considered a modification of the January 2023 Existing Warrants under the guidance of ASU 2021-04. The modification is consistent with the "Equity Issuance" classification under that guidance as the reason for the modification was to induce the holder to exercise their warrants, resulting in the imminent exercise of the January 2023 Existing Warrants, which raised equity capital and generated net proceeds for the Company of approximately $1.0 million. The total fair value of the consideration of the modification includes the incremental fair value of the January 2023 Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification) and the initial fair value of the January 2023 New Warrants. The fair values were calculated using the Black-Scholes model and the Company determined that the total fair value of the consideration related to the modification of the January 2023 Existing Warrants, including the initial fair value of the January 2023 New Warrants was $1.8 million.

10. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta Pharmaceuticals, Inc. a Delaware corporation (“CorHepta”). Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. The Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and will vest later than February 21, 2026, subject to the achievement of certain milestones, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions (see Note 11). As of the acquisition date, the achievement of the only service condition included in 1,493,415 of the unvested in category (ii) was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

The Company remeasures the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $1,164,864 for the period ended March 31, 2025 which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in (ii) and (iii) above, unless and until forfeited in accordance with the terms of the Merger Agreement) shall be entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not forecast paying any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the three months ended March 31, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares will be treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for purposes of any diluted earnings per share calculations in periods those apply.

The Company determined that the transaction represented an asset acquisition as defined by ASC 805 as substantially all of the value was attributed to a single intangible asset, in-process research and development (“IPR&D”). As a result, the consideration transferred was allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based on their relative fair values resulting in approximately $7.4 million being assigned to the IPR&D asset.

The fair value of consideration transferred was determined as follows:

	Shares	Share Price at Closing	Fair Value at Acquisition February 21, 2025
Fully vested shares	829,849	$2.97	$2,464,652
Contingent consideration	1,493,415	2.97	4,435,443
Transaction costs incurred by the Company			438,624
Fair value of consideration			$7,338,719

The allocation of consideration transferred is as follows:

Acquired IPR&D	$7,357,294
Cash	49,633
Current liabilities	(68,208)
Fair value of consideration	$7,338,719

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in the Company’s condensed consolidated statement of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

11. Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. On June 7, 2024, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 2,500,000 shares. On January 3, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 27,453,993 shares. Subject to certain adjustments, the maximum number of shares of common stock that may be issued under the 2020 Plan after the stockholder's approval on January 3, 2025 in connection with awards is limited to 31,417,517 shares.

Restricted Stock

In connection with the acquisition of CorHepta in February 2025 (see Note 10), the Company issued a combined 1,660,222 shares of restricted common stock to two selling shareholders who were subsequently employed by the Company, which are subject to a combination of post-acquisition service- and performance-based vesting conditions, as follows: (i) 996,133 shares shall vest on the first anniversary of the closing of the acquisition, (ii) 166,023 shares shall vest upon the achievement of a certain milestone specified in the Merger Agreement, and (iii) 498,066 shares shall vest on the first anniversary of the closing of the acquisition, provided that the performance milestone has been achieved by such date, and in all cases, provided that both employees have been continuously providing services to the Company during the one year period following the acquisition date.

For the restricted shares with service-based vesting conditions, stock-based compensation expense is recognized on a straight-line basis over the service period, which is generally the vesting term. For restricted shares with performance-based vesting conditions, stock-based compensation expense is recognized over the requisite service period when it is probable that the performance condition will be achieved.

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three months ended March 31, 2025, the Company recognized stock-based compensation expense of $0.3 million related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three months ended March 31, 2025, as it was not considered probable that the performance conditions would be achieved. As of March 31, 2025, there was $4.6 million of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the three months ended March 31, 2025, the Company granted 21,329,195 options with a weighted average strike price of $2.52 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years, (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 36 equal monthly installments thereafter, (iii) vest in 48 equal monthly installments, (iv) vest annually over two years, or (v) vest annually over four years. The Company also granted 2,056,049 performance-based options with a weighted average strike price of $2.35 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $43,113,397. During the three months ended March 31, 2025, certain performance conditions were met.

During the three months ended March 31, 2024, the Company granted 18,039 options with a weighted average strike price of $2.55 to purchase common stock to certain employees that will vest annually in three equal parts over three years. The total aggregate grant date fair value of all options granted was $34,494. On January 3, 2025, the above options were repriced to $1.26 with the incremental fair value of the reprice being de minimis.

For awards with performance conditions in which the award does not vest unless the performance condition is met, the Company recognizes expense if, and to the extent that, the Company estimates that achievement of the performance condition is probable. If the Company concludes that vesting is probable, the Company recognizes expense from the date the Company reaches this conclusion through the estimated vesting date.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended March 31,
	2025		2024
Research and development	$453,186	*	$17,931
Selling, general and administrative	1,589,010		35,503
Total stock-based compensation expense	$2,042,196		$53,434

*Includes $0.3 million related to the restricted stock awards issued in connection with the acquisition of CorHepta.

12. Warrants

In January 2025, in connection with the October 2024 Offering, the Company issued 702,625 warrants to a non-financial investor pursuant to a pre-existing brokerage agreement. These warrants have an exercise price of $1.7125 and an expiration date of January 25, 2028.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes 19,815,131 of Pre-Funded Warrants and shares held in abeyance from date of issuance.

	Three months ended March 31,
	2025	2024
Numerator:
Net loss	$(13,678,735)	$(4,649,635)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	89,537,171	6,340,697
Net loss per share applicable to common stockholders – basic and diluted	$(0.15)	$(0.73)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been antidilutive for the periods presented. Therefore the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The potentially dilutive securities that have been excluded from the computation of diluted net loss per share include stock options and warrants to purchase common stock, restricted common stock and shares of common stock issued as contingent consideration in connection with the acquisition of CorHepta, for which the vesting conditions have not been met. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Three months ended March 31,
	2025	2024
Options to purchase shares of stock	33,899,741	846,666
Warrants to purchase shares of stock	140,790,299	2,266,136
Contingently issuable shares (see Note 10):
Restricted common stock	1,660,222	—
Contingent consideration	2,489,030	—
Total	178,839,292	3,112,802

14. Income Taxes

During the three months ended March 31, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

15. Commitments and Contingencies

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. When the Company is aware of a claim or potential claim, it assesses the likelihood of any loss or exposure. If it is probable that a loss will result and the amount of the loss can be reasonably estimated, the Company will record a liability for the loss. In addition to the estimated loss, the recorded liability would include probable and estimable legal costs associated with the claim or potential claim. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not currently a party to any material litigation or legal proceedings.

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space located in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease runs through September 30, 2025 and the Company does not expect to continue occupancy of this premises.

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $68,719 at March 31, 2025. The operating lease obligations totaled $74,772 at March 31, 2025, all of which is included under current liabilities. The Company recorded lease expense related to the Office Lease of $35,296 and other short-term payments of $5,132 for the three months ended March 31, 2025, respectively, in selling, general and administrative expenses and lease expense of $35,296 and other short-term payments of $5,653 for the three months ended March 31, 2024, respectively, in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of March 31, 2025, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under this lease at March 31, 2025, are presented by calendar year as follows:

Year
2025	$76,644
Total lease payments	76,644
Less: imputed interest	(1,872)
Present value of operating lease liabilities	$74,772

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

	Three months ended March 31,
	2025	2024
Costs and expenses:
Research and development (excluding share-based compensation) expense:
PAH	$9,330,844	$—
Parkinson's disease	142,420	2,343,896
Other programs	587,128	389,453
Selling, general and administrative (excluding share-based compensation)	3,660,282	1,995,577
Change in fair value contingent consideration	(1,164,864)	—
Share-based compensation expense	2,042,196	53,434
Total costs and expenses	14,598,006	4,782,360
Loss from operations	(14,598,006)	(4,782,360)
Interest income	919,271	132,725
Net loss	$(13,678,735)	$(4,649,635)

17. Subsequent Event

On May 5, 2025, the Company entered into a license agreement (the “License Agreement”) with ABLi Therapeutics, Inc. (“ABLi”), pursuant to which the Company granted ABLi an exclusive license to develop, manufacture and commercialize certain abelson tyrosine kinase inhibitors, including risvodetinib (IkT-148009). If ABLi does not meet certain milestones with respect to the Licensed Material within 18 months, then the License Agreement will automatically terminate.

Under the terms of the License Agreement, the Company received a nominal upfront payment and will be eligible to receive up to $47.5 million in development and regulatory milestone payments, along with tiered royalties based on net sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2025 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in our Annual Report and in other filings with the SEC.

Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases namely, Pulmonary Arterial Hypertension (“PAH”), that arise from aberrant signaling through the Abelson Tyrosine Kinase, and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. Our lead product candidate is IKT-001, a prodrug of imatinib mesylate, for PAH which is an orphan indication. We have completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results are being utilized to set the doses for a forthcoming Phase 2b study for PAH that we expect to initiate in the second half of 2025.

We were previously pursuing risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases that targets the treatment of Parkinson’s disease, but we have discontinued this program and subsequent to March 31, 2025 have outlicensed risvodetinib.

IKT-001 and PAH

IKT-001 emerged from our medicinal chemistry program that aimed to develop improvements to drugs that inhibit Abelson Tyrosine Kinase and type III receptor tyrosine kinases. IKT-001, a prodrug of imatinib mesylate, was designed to improve areas of the molecule that might play a role in the gastrointestinal (“GI”) side effects commonly observed with oral imatinib mesylate, the current standard of care. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) was completed with IKT-001 in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IKT-001 and determine the dose relationship between IKT-001 and imatinib mesylate. Based on this study it was determined that bioequivalence was established with a 300 mg dose of IKT-001 to a dose of 230 mg of imatinib mesylate while a 500 mg dose of IKT-001 was established as bioequivalent to a dose of 383 mg of imatinib mesylate. These doses are adequate to cover the target systemically and were similar to the doses of imatinib mesylate used in the Phase 3 IMPRES trial in PAH.

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

PAH is a rare disease of the pulmonary microvasculature found in 15 to 50 persons per million within the United States and Europe. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 5.4% between 2024 to 2030. Most of the treatments that constitute the standard of care (e.g. ERAs, PDE5s, prostacyclins) primarily act as vasodilators. In 2024, sotatercept was approved for the treatment of PAH on top of standard-of-care (“SOC”). Sotatercept is recombinant fusion protein that acts as a trap for transforming growth factor-beta superfamily ligands, including activin A and bone morphogenetic protein 9. These ligands may play a role in the development and progression of PAH by promoting cell proliferation and fibrosis.

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

The first reports of the use of imatinib in PAH were published in 2005 and 2006. A Phase 2, randomized control trial, was subsequently conducted showing clinical benefit of imatinib in PAH. In 2013, the outcome of a Phase 3 trial (IMPRES) evaluating imatinib mesylate as a treatment for PAH was reported, demonstrating that imatinib may improve key parameters associated with PAH. In this study, imatinib improved exercise capacity and hemodynamics in patients with advanced PAH but approval was precluded because of the bleeding risk associated with concomitant anti-coagulant therapy and the high discontinuation rate in the imatinib group.

As we considered revisiting the use of imatinib in PAH, we recognized that changes in SOC for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The FDA requested at the PIND meeting that we conduct a comparative cell-culture based study of the human Ether-a-go-go-related Gene (“hERG”) ion channel, a standard cardiovascular safety test performed for any NME for which a new Investigative New Drug Application (“IND”) is to be opened. Neither IKT-001 nor imatinib mesylate were found to be inhibitors of hERG. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024. On October 21, 2024, we closed a private placement with gross proceeds of approximately $110 million, before deducting placement fees and offering expenses, to support this program. If the warrants issued in such offering are exercised for cash, the total gross proceeds from the financing may be up to $275 million. We intend to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. We have had discussions with the FDA regarding Orphan Drug Designation (“ODD”) for delivery of imatinib by IKT-001 for PAH and plan to apply for ODD once the required pre-clinical studies are complete.

More recently, a contemporary study published in the American Journal of Respiratory and Critical Care Medicine in an open label, single arm, four (4) center study with seventeen (17) patients confirmed that imatinib 100-400mg was well tolerated (with zero discontinuations for tolerance or side effects) in WHO Group 1 PAH population, and demonstrated a treatment effect on total pulmonary resistance (“TPR”) that compares favorably with other novel therapies for PAH, including sotatercept and seralutinib. Acknowledging the limitations of cross study comparisons and the small size of the study, we believe this recent study supports our thesis that systemic exposure of imatinib can be well tolerated and provide strong efficacy to patients suffering from PAH.

We currently have commercialization rights to IKT-001 and patent protection in the United States until 2033 for IKT-001 with upcoming patent application filings potentially extending patent protection for certain methods of treatment using IKT-001 until 2045.

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

	Three months ended March 31,
	2025	2024	Change
Parkinson's disease	$142,420	$2,343,896	$(2,201,476)
PAH	9,330,844	—	9,330,844
Other research and development expenses	1,040,315	407,383	632,932
Total research and development expenses	$10,513,579	$2,751,279	$7,762,300

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	For the Three Months Ended March 31,		Change
	2025	2024	($)	(%)
Research and development	$(10,513,579)	$(2,751,279)	$(7,762,300)	282.1
Selling, general and administrative	(5,249,291)	(2,031,081)	(3,218,210)	158.4
Change in fair value contingent consideration	1,164,864	—	1,164,864	100.0
Loss from operations	(14,598,006)	(4,782,360)	(9,815,646)	205.2
Interest income	919,271	132,725	786,546	592.6
Net loss	$(13,678,735)	$(4,649,635)	$(9,029,100)	194.2

Research and Development

Research and development expenses increased by $7,762,300 or 282.1% to $10,513,579 from $2,751,279 in the prior comparable period. The $7.7 million increase in research and development expenses was due to an increase of $9.3 million in PAH expenses which included a one-time (non-cash) expense charge for the acquired IPR&D related to the CorHepta acquisition cost of $7.4 million as at the acquisition date of February 21, 2025, a decrease of $2.2 million in the discontinued risvodetinib (IkT-148009) program and a net increase of $0.6 million in other research and development expenses.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,218,210 or 158.4% to $5,249,291 from $2,031,081 in the prior comparable period. The $3.2 million increase was primarily driven by an increase of $1.0 million in legal, consulting and compliance related fees, an increase of $1.5 million in stock-based compensation and an increase of $0.7 million in personnel related costs including severance costs for the Company's former Chief Executive Officer.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $1,164,864 or 100% from $0 in the prior comparable period. The increase is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from the transaction date on February 21, 2025 to March 31, 2025.

Interest Income

Interest income increased by $786,546 or 592.6% to $919,271 from $132,725 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 initial public offering, we funded our operations primarily through private, state and federal contracts and grants. In October 2024, we raised approximately $99.6 million in net proceeds from its October 2024 Offering.

At March 31, 2025, we had cash, cash equivalents and marketable securities of $93,180,291.

We have incurred recurring losses and at March 31, 2025 had an accumulated deficit of $108,099,346.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $108,099,346 at March 31, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2025, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three months ended March 31,
	2025	2024
Net cash used in operating activities	$(4,103,530)	$(3,867,018)
Net cash provided by (used in) investing activities	21,054,342	(3,311,814)
Net cash provided by financing activities	—	366,999
Net increase (decrease) in cash and cash equivalents	$16,950,812	$(6,811,833)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2025, totaled $4,103,530, and consisted primarily of a net loss of $13.7 million adjusted for non-cash stock compensation of $2.0 million, a write-off of in-process research and development of $7.4 million, a decrease in the fair value of contingent consideration of $1.2 million, an increase in accounts payable of $0.7 million, and an increase in accrued expenses and other current liabilities of $0.8 million.

Net cash flows used in operating activities for the three months ended March 31, 2024, totaled $3,867,018, and consisted primarily of a net loss of $4.6 million adjusted for non-cash stock compensation of $0.1 million, an increase in accounts payable of $0.5 million, and an increase in accrued expenses and other current liabilities of $0.2 million.

Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities for the three months ended March 31, 2025, totaled $21,054,342, of which $21.5 million was provided by maturity of marketable securities and $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Net cash flows provided by investing activities for the three months ended March 31, 2024, totaled $3,311,814, of which $8.4 million was used for the purchase of marketable securities investments and $5.1 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2025, totaled $0.

Net cash flows provided by financing activities for the three months ended March 31, 2024, totaled $366,999, which consisted of primarily of net proceeds from issuance of common stock in connection with our ATM offering.

Contractual Obligations and Commitments

On April 18, 2022, we entered into an operating lease agreement through September 30, 2025 for our office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, we prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation is $76,644, consisting of minimum annual rental obligations for fiscal year 2025.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Contingent Consideration Liabilities

We evaluate acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

On February 21, 2025, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary (“Merger Sub”) and CorHepta Pharmaceuticals, Inc. a Delaware corporation (“CorHepta”). We determined that the transaction represented an asset acquisition as defined by ASC 805 as substantially all of the value was attributed to a single intangible asset, in-process research and development (“IPR&D”).

The fair value was determined based on our share price at closing. We agreed to issue 4,979,101 shares of our common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and will vest no later than February 21, 2026, subject to the achievement of certain milestones, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions.

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $1,164,864 for the period ended March 31, 2025, which is included within operating expenses. We will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated.

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in our condensed consolidated statement of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Other than the risks included below that have been amended and restated, there have been no material changes from the risk factors previously disclosed in our most recent Annual Report on Form 10-K as filed with the SEC on March 27, 2025.

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

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. For example, in 2025, the United States imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as “reciprocal” tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the United States announced that the imposition of most “reciprocal” tariffs would be paused for 90 days pending negotiations with the relevant countries. While pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
2.1†^	Agreement and Plan of Merger and Reorganization, dated February 21, 2025, by and among Inhibikase Therapeutics, Inc., Project IKT Merger Sub, Inc., CorHepta Pharmaceuticals, Inc. and Sellers’ Representative	10-K	2.1	001-39676	03/27/2025
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	000-39676	01/06/2025
3.4	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.3	001-39676	12/29/2020
4.1	Specimen common stock certificate of the Registrant	S-1	4.1	333-240036	07/23/2020
10.1	Consulting Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated February 13, 2025	10-K	10.27	001-39676	03/27/2025
10.2#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Mark Iwicki, dated February 14, 2025	10-K	10.28	001-39676	03/27/2025
10.3#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Christopher Cabell, dated February 21, 2025	10-K	10.29	001-39676	03/27/2025
10.4#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and David McIntyre, dated as of March 13, 2025	8-K	99.2	001-39676	04/14/2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(#) A contract, compensatory plan or arrangement to which a director or executive officer is a party or in which one or more directors or executive officers are eligible to participate.

(*) Filed herewith.

(†) Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted attachment to the SEC on a confidential basis upon request.

(^) Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

(**) Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Inhibikase Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)