Form 10-Q
period 2025-06-30
Inhibikase Therapeutics, Inc.
filed 2025-08-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 74,516,635 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to initiate and successfully enroll a Phase 2b trial in pulmonary arterial hypertension in multiple countries;
•
our ability to initiate Phase 3 trials in pulmonary arterial hypertension in multiple countries to support regulatory approval;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$77,742,669	$56,490,579
Marketable securities	9,923,100	41,052,949
Prepaid research and development	138,855	81,308
Deferred offering costs	307,373	—
Prepaid expenses and other current assets	682,628	826,473
Total current assets	88,794,625	98,451,309
Equipment and improvements, net	23,687	47,100
Right-of-use asset	34,918	101,437
Total assets	$88,853,230	$98,599,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,703,554	$943,019
Lease obligation, current	37,944	110,517
Accrued expenses and other current liabilities	3,145,888	2,680,030
Contingent consideration liability	2,912,159	—
Total current liabilities	8,799,545	3,733,566
Total liabilities	8,799,545	3,733,566
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 74,516,635 and 69,362,439 shares issued and outstanding (including 4,149,252 and 0 contingently issuable shares - see Note 10) at June 30, 2025 and December 31, 2024, respectively	74,516	69,362
Additional paid-in capital	197,996,982	189,254,777
Accumulated other comprehensive loss	(2,944)	(37,248)
Accumulated deficit	(118,014,869)	(94,420,611)
Total stockholders' equity	80,053,685	94,866,280
Total liabilities and stockholders’ equity	$88,853,230	$98,599,846

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development	$5,270,967	$3,075,830	$15,784,546	$5,827,109
Selling, general and administrative	5,919,731	1,974,705	11,169,022	4,005,786
Change in fair value contingent consideration	(358,420)	—	(1,523,284)	—
Total costs and expenses	10,832,278	5,050,535	25,430,284	9,832,895
Loss from operations	(10,832,278)	(5,050,535)	(25,430,284)	(9,832,895)
Interest income	916,755	90,927	1,836,026	223,652
Net loss	(9,915,523)	(4,959,608)	(23,594,258)	(9,609,243)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1,977)	776	34,304	(1,901)
Comprehensive loss	$(9,917,500)	$(4,958,832)	$(23,559,954)	$(9,611,144)
Net loss per share – basic and diluted	$(0.11)	$(0.66)	$(0.26)	$(1.38)
Weighted-average number of shares – basic and diluted	90,009,625	7,535,667	89,774,703	6,939,779

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	69,362,439	$69,362	$189,254,777	$(37,248)	$(94,420,611)	$94,866,280
Stock-based compensation expense	—	—	2,042,196	—	—	2,042,196
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	829,849	830	2,459,671	—	—	2,460,501
Contingently issuable common stock subject to vesting criteria (see Note 10)	4,149,252	4,149	—	—	—	4,149
Other comprehensive income	—	—	—	36,281	—	36,281
Net loss	—	—	—	—	(13,678,735)	(13,678,735)
Balance at March 31, 2025	74,341,540	74,341	193,756,644	(967)	(108,099,346)	85,730,672
Stock-based compensation expense	—	—	4,208,742	—	—	4,208,742
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	150,000	150	—	—	—	150
Issuance of common stock, stock options exercised	25,095	25	31,596	—	—	31,621
Other comprehensive loss	—	—	—	(1,977)	—	(1,977)
Net loss	—	—	—	—	(9,915,523)	(9,915,523)
Balance at June 30, 2025	74,516,635	$74,516	$197,996,982	$(2,944)	$(118,014,869)	$80,053,685

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

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(23,594,258)	$(9,609,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,812	13,137
Stock-based compensation expense	6,250,938	84,131
Write-off of in-process research and development	7,357,294	—
Change in fair value of contingent consideration	(1,523,284)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	66,519	58,465
Prepaid expenses and other assets	7,526	30,719
Prepaid research and development	(57,547)	(86,483)
Accounts payable	1,592,656	875,701
Operating lease liabilities	(72,573)	(62,389)
Accrued expenses and other current liabilities	258,156	(225,430)
Net cash used in operating activities	(9,677,761)	(8,921,392)

Cash flows from investing activities
Purchases of equipment and improvements	(13,399)	—
Purchases of investments - marketable securities	—	(9,209,545)
Maturities of investments - marketable securities	31,350,103	8,440,958
Acquired in-process research and development	(438,624)	—
Net cash provided by (used in) investing activities	30,898,080	(768,587)

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	150	3,611,255
Issuance of common stock from exercise of stock options	31,621	—
Net cash provided by financing activities	31,771	3,611,255
Net increase (decrease) in cash and cash equivalents	21,252,090	(6,078,724)
Cash and cash equivalents at beginning of period	56,490,579	9,165,179
Cash and cash equivalents at end of period	$77,742,669	$3,086,455
Supplemental disclosures of cash flow information
Issuance costs	$—	$1,203,350
Non cash investing and financing activities
Non-cash financing costs	$—	$(181,930)
CorHepta transaction costs	$175,000	$—
Contingent consideration	$2,912,159	$—
Deferred offering costs included in accounts payable and accrued expenses	$307,373	$—

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing a protein kinase inhibitor therapeutic to modify the course of cardiopulmonary disease that arises from aberrant signaling through the Abelson Tyrosine Kinases and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. The Company’s lead product candidate is IKT-001, a novel oral prodrug of the anticancer agent imatinib, an FDA approved drug for certain blood and stomach cancers. The Company plans to seek approval from the FDA for IKT-001 for the treatment of Pulmonary Arterial Hypertension (“PAH”) as an orphan indication. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that impacts approximately 50,000 Americans. IKT-001 is designed to improve tolerance to imatinib's active ingredient which may allow for improved safety and efficacy. The Company previously completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results have been utilized to set the doses for the Company's forthcoming Phase 2b clinical study. The Phase 2b study, known as IMPROVE-PAH, is expected to be initiated in the second half of 2025 and will be a multi-center, randomized, double-blind, placebo-controlled study of approximately 150 PAH patients.

2. Liquidity

As of June 30, 2025, the Company had cash, cash equivalents and marketable securities of approximately $87.7 million.

The Company has incurred recurring losses and at June 30, 2025, had an accumulated deficit of approximately $118.0 million.

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

The Company is subject to a variety of risks similar to other early-stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by its competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses, general and administrative expenses related to its product candidate programs and negative cash flows from operations. The Company anticipates costs and expenses to increase in the future as the Company continues to develop and pursue regulatory approval of IKT-001.

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms (see Note 8). In addition, potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all. The Company’s failure to raise capital or enter into such other arrangements would have a negative impact on the Company’s business, financial viability, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at June 30, 2025 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of its liquidity and working capital adequacy, contingent consideration, the fair value of its stock options and warrants and deferred tax valuation allowances, and to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed consolidated balance sheets.

The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents and marketable securities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not report any revenues for the three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025, the Company did not incur any expenses with a related party vendor. During the three and six months ended June 30, 2024, the Company incurred expenses of approximately $175 thousand and $297 thousand, respectively, with a related party vendor included in research and development expenses. As of the periods ended June 30, 2025 and December 31, 2024, the Company had a payable or accrued expense balance with a related party vendor of approximately $0 and $10 thousand, respectively, included in accounts payable and accrued expenses.

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's condensed and consolidated balance sheet. Under the standard, disclosure of key information about leasing arrangements to assist users of the condensed and consolidated financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases is required.

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

The Company remeasures the contingent consideration liability to fair value at each reporting date, until the contingency is resolved or expires, with changes in the fair value of the contingent consideration liability included within operating expenses on the Company’s condensed consolidated statements of operations and comprehensive loss.

4.
Fair Value of Financial Instruments

The Company’s marketable securities are all classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, cash equivalents and accounts payable, the carrying amounts approximate fair value, because of the short maturity of these instruments, and therefore fair value information is not included in the table below. Contingent consideration related to the acquisition of CorHepta (see Note 10) is classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$43,316,602	$—	$—	$43,316,602
Total	$43,316,602	$—	$—	$43,316,602

Marketable securities, available-for-sale:
U.S. Treasury obligations	$9,923,100	$—	$—	$9,923,100
Total	$9,923,100	$—	$—	$9,923,100

Other current liabilities:
Contingent consideration (see Note 10)	$—	$—	$2,912,159	$2,912,159
Total	$—	$—	$2,912,159	$2,912,159

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,238,598	$—	$—	$11,238,598
Total	$11,238,598	$—	$—	$11,238,598

Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,052,949	$—	$—	$41,052,949
Total	$41,052,949	$—	$—	$41,052,949

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 10):

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance, beginning	$3,270,579	$—	$—	$—
Additions	—	—	4,435,443	—
Payments	—	—	—	—
Change in fair value	(358,420)	—	(1,523,284)	—
Balance, ending	$2,912,159	$—	$2,912,159	$—

5.
Marketable Securities

Marketable securities consisted of the following as of:

June 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$9,926,044	$—	$(2,944)	$9,923,100
Total	$9,926,044	$—	$(2,944)	$9,923,100

December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,090,197	$—	$(37,248)	$41,052,949
Total	$41,090,197	$—	$(37,248)	$41,052,949

As of June 30, 2025, the Company held one U.S. Treasury debt security that was in an unrealized loss position totaling $2,944. As of December 31, 2024, the Company held seven U.S. Treasury debt securities that were in an unrealized loss position totaling

$37,248. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended June 30, 2025 and December 31, 2024, respectively.

The Company received proceeds of $31.4 million from maturities of marketable securities for the six months ended June 30, 2025. The Company received proceeds of $23.5 million from maturities of marketable securities for the year ended December 31, 2024. The Company did not realize any gains or losses from maturities of marketable securities for the period ended June 30, 2025 or the year ended December 31, 2024.

6.
Equipment and Improvements

Equipment and Improvements, net
	June 30, 2025	December 31, 2024
Furniture and office equipment	$100,329	$86,930
IT equipment	16,895	16,895
	117,224	103,825
Less: Accumulated depreciation	93,537	56,725
Total	$23,687	$47,100

Depreciation expense for the three and six months ended June 30, 2025 was $24,157 and $36,812, respectively. Depreciation expense for the three and six months ended June 30, 2024 was $6,569 and $13,137, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Accrued consulting	$483,679	$202,379
Accrued compensation	1,774,876	999,303
Accrued research and development	813,017	1,397,348
Accrued other	74,316	81,000
Total accrued expenses and other current liabilities	$3,145,888	$2,680,030

8. ATM Program/Open Market Sales Agreement

On February 1, 2024, the Company entered into an ATM with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $5,659,255, through or to HCW. Under the terms of the ATM agreement with HCW (“ATM Agreement”), HCW may sell the shares of the Company’s common stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 315,338 shares of common stock pursuant to the ATM Agreement for an aggregate gross sales price of $849,187. On May 20, 2024, the Company filed with the SEC a prospectus supplement to reduce the maximum aggregate gross sales price of its common stock that may be offered, issued and sold under the ATM Agreement from and after May 20, 2024 to $50,000, not including the shares of the Company’s common stock previously sold. No sales of the Company’s common stock pursuant to the ATM Agreement have occurred since this date. On December 2, 2024, the Company provided to HCW a notice of termination of the ATM Agreement, which such termination was effective December 11, 2024 in accordance with the terms of the ATM Agreement.

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $200,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1033, as amended. As of June 30, 2025, no shares of the Company's common stock have been sold under the Sales Agreement.

Subject to the terms and conditions of the Sales Agreement, Jefferies will use its commercially reasonable efforts to sell the shares of the Company's common stock from time to time, based upon the Company’s instructions. The Company has no obligation to sell any of the shares of its common stock, and may at any time suspend sales under the Sales Agreement or terminate the Sales Agreement in accordance with its terms. The Company has provided Jefferies with customary indemnification rights, and Jefferies will be entitled selling commissions of up to 3.0% of the aggregate gross proceeds from the shares sold. The Sales Agreement contains customary representations and warranties. Pursuant to the Sales Agreement, shares will be sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-288213) filed with the SEC on June 20, 2025, including the base prospectus contained therein, as declared effective by the SEC on June 27, 2025.

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of June 30, 2025, a total of 7,448,531 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants”) and together with the Series A-1 Warrants, (the “Warrants”). The Pre-Funded Warrants and Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the Warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the Warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. As of June 30, 2025, the Company had 19,665,131 Pre-Funded Warrants outstanding.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering"). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2025, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2029. All of the warrants in the May 2024 Offering were issued to a single investor. All Pre-Funded Common Warrants have been exercised as of March 31, 2025. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 ("January 2023 Existing Warrants"). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock ("January 2023 New Warrants"). Each has an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants expired on August 5, 2025 without being exercised and the Series D Common Warrants will expire on August 5, 2029. The shares held in abeyance were issued to the investor on October 9, 2024.

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

10. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta Pharmaceuticals, Inc. a Delaware corporation (“CorHepta”). Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. The Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and will vest later than February 21, 2026, subject to the achievement of certain milestones, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions (see Note 12). As of the acquisition date, the achievement of the only service condition included in 1,493,415 of the unvested in category (ii) was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of June 30, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated.

The Company remeasures the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $358,420 and $1,523,284 for the three and six months ended June 30, 2025 which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in (ii) and (iii) above, unless and until forfeited in accordance with the terms of the Merger Agreement) shall be entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not forecast paying any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the three and six months ended June 30, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares will be treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for purposes of any diluted earnings per share calculations in periods those apply.

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

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

11. ABLi License Agreement

On May 5, 2025, the Company entered into a license agreement (the "License Agreement) with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which the Company granted ABLi an exclusive, sub-licensable, royalty-bearing license under the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, ABLi is solely responsible for all further development and commercialization activities of Risvodetinib and will bear all costs incurred in connection with these efforts. If ABLi does not meet certain milestones with respect to the Licensed Material within 18 months, then the License Agreement will automatically terminate.

The Company assessed the transaction under ASC 606 and identified a single, combined performance obligation to transfer the exclusive license and associated materials, know-how, and trademarks to ABLi. The Company satisfied its performance obligation at a point in time upon completing these transfers in May 2025.

In exchange for the exclusive license rights, ABLi made a non-refundable, non-creditable payment of one dollar. In addition, the Company is eligible to receive development and regulatory milestone payments up to $47.5 million and double-digit royalty payments based on net sales. The Company is also entitled to receive revenue proceed allocations following the closing of certain transactions, as defined in the License Agreement.

As of June 30, 2025, the Company received aggregate payments of one dollar from ABLi from the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2025.

The Company also reimbursed ABLi $0.1 million of legal expenses incurred in connection with the negotiations of the License Agreement, which was recorded as a selling, general and administrative expense for the three and six months ended June 30, 2025.

12. Stock-Based Compensation

2020 Equity Incentive Plan

The Company’s 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. On June 7, 2024, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 2,500,000 shares. On

January 3, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 27,453,993 shares. Subject to certain adjustments, including the forfeiture of options previously granted under the Company's 2011 Equity Incentive Plan that were added back to the 2020 Plan, the maximum number of shares of common stock that may be issued under the 2020 Plan after the stockholder's approval on January 3, 2025 in connection with awards is limited to 31,424,909 shares. On June 27, 2025, the stockholders approved an amendment to the 2020 Plan, pursuant to which an automatic evergreen provision was added to provide for an annual increase in January to the number of shares available for issuance under the 2020 Plan and to extend the term of such plan by approximately five years to 2030.

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

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.7 million and $1.0 million, respectively, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three and six months ended June 30, 2025, as it was not considered probable that the performance conditions would be achieved. As of June 30, 2025, there was $3.9 million of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the six months ended June 30, 2025, the Company granted 25,756,010 options with a weighted average strike price of $2.42 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years, (ii) vest on the first anniversary of the grant of such option in the amount of one-fourth of such grant, and the remaining portion will vest in 36 equal monthly installments thereafter, (iii) vest in 48 equal monthly installments, (iv) vest annually over two years, or (v) vest annually over four years. The Company also granted 2,056,049 performance-based options with a weighted average strike price of $2.35 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $53.2 million. During the six months ended June 30, 2025, certain performance conditions were met.

During the six months ended June 30, 2024, the Company granted 188,039 options with a weighted average strike price of $2.12 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years or (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter. The Company granted 45,000 performance-based options with a weighted average strike price of $2.16 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $359,032. During the six months ended June 30, 2024, certain performance conditions were met.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended June 30,			Six months ended June 30,
	2025		2024	2025		2024
Research and development	$1,655,836	*	$(7,706)	$2,109,022	*	$10,224
Selling, general and administrative	2,552,906		38,403	4,141,916		73,907
Total stock-based compensation expense	$4,208,742		$30,697	$6,250,938		$84,131

*Includes $0.7 million and $1.0 million for the three and six months ended June 30, 2025, respectively, related to the restricted stock awards issued in connection with the acquisition of CorHepta.

13. Warrants

In January 2025, in connection with the October 2024 Offering, the Company issued 702,625 warrants to a non-financial investor pursuant to a pre-existing brokerage agreement. These warrants have an exercise price of $1.7125 and an expiration date of January 25, 2028.

14. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes 19,665,131 of Pre-Funded Warrants and shares held in abeyance from date of issuance.

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,915,523)	$(4,959,608)	$(23,594,258)	$(9,609,243)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	90,009,625	7,535,667	89,774,703	6,939,779
Net loss per share applicable to common stockholders – basic and diluted	$(0.11)	$(0.66)	$(0.26)	$(1.38)

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

	Six months ended June 30,
	2025	2024
Options to purchase shares of stock	37,020,275	1,020,280
Warrants to purchase shares of stock	140,640,299	7,985,965
Contingently issuable shares (see Note 10):
Restricted common stock	1,660,222	—
Contingent consideration	2,489,030	—
Total	181,809,826	9,006,245

15. Income Taxes

During the three and six months ended June 30, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

On July 3, 2025, the United States Congress passed, and on July 4, 2025, President Trump signed into law, budget reconciliation bill H.R. 1 referred to as the One Big Beautiful Bill (“OBBB”). The OBBB contains several changes to corporate taxation including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBB and currently does not expect it to have a material impact on its condensed consolidated financial statements.

16. Commitments and Contingencies

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

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The right-of-use asset had a balance of $34,918 at June 30, 2025. The operating lease obligations totaled $37,944 at June 30, 2025, all of which is included under current liabilities. The Company recorded lease expense related to the Office Lease of $35,296 and $70,591 and other short-term payments of $4,731 and $9,863 for the three and six months ended June 30, 2025, respectively, in selling, general and administrative expenses. The Company recorded lease expense of $32,296 and $70,591 and other short-term payments of $5,653 and $11,306 for the three and six months ended June 30, 2024, respectively, in selling, general and administrative expenses.

The Office Lease contains escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent and a security deposit, one of which will be held in escrow and credited at the termination of the lease and the other of which will be applied to the first month’s rent.

As of June 30, 2025, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

Future minimum lease payments under this lease at June 30, 2025, are presented by calendar year as follows:

Year
2025	$38,322
Total lease payments	38,322
Less: imputed interest	(378)
Present value of operating lease liabilities	$37,944

17. Segment Information

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

	Three months ended June 30,
	2025	2024
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH	$2,738,794	$—
Parkinson's disease	42,196	2,666,108
Other programs	834,142	417,428
Selling, general and administrative (excluding stock-based compensation)	3,366,824	1,936,302
Change in fair value contingent consideration	(358,420)	—
Stock-based compensation expense	4,208,742	30,697
Total costs and expenses	10,832,278	5,050,535
Loss from operations	(10,832,278)	(5,050,535)
Interest income	916,755	90,927
Net loss	$(9,915,523)	$(4,959,608)

	Six months ended June 30,
	2025	2024
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$12,069,638	$—
Parkinson's disease	184,616	5,010,004
Other programs	1,421,270	806,881
Selling, general and administrative (excluding stock-based compensation)	7,027,106	3,931,879
Change in fair value contingent consideration	(1,523,284)	—
Stock-based compensation expense	6,250,938	84,131
Total costs and expenses	25,430,284	9,832,895
Loss from operations	(25,430,284)	(9,832,895)
Interest income	1,836,026	223,652
Net loss	$(23,594,258)	$(9,609,243)

(1) This amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

18. Subsequent Event

Third-party clinical trial supply organization

In July 2025, the Company entered into a clinical trial supply agreement in the amount of approximately $6.5 million with a clinical trial supply organization whereby the clinical trial supply organization will provide services for the Company's forthcoming PAH Phase 2b clinical study, known as IMPROVE-PAH.

Third-party clinical research organization

On August 8, 2025, the Company entered into an arrangement with a contract research organization to support the Company's forthcoming PAH Phase 2b clinical study known as IMPROVE-PAH in the amount of approximately $22.3 million.

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

Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases namely, Pulmonary Arterial Hypertension (“PAH”), that arise from aberrant signaling through the Abelson Tyrosine Kinase, and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. Our lead product candidate is IKT-001, a prodrug of imatinib mesylate, for PAH which is an orphan indication. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results have been utilized to set the doses for a forthcoming Phase 2b study for approximately 150 PAH patients that we expect to initiate in the second half of 2025.

We were previously pursuing risvodetinib (also known as IkT-148009), a selective inhibitor of the non-receptor Abelson Tyrosine Kinases that targets the treatment of Parkinson’s disease, but we have discontinued and outlicensed this program.

IKT-001 and PAH

IKT-001 emerged from our medicinal chemistry program that aimed to develop improvements to drugs that inhibit Abelson Tyrosine Kinase and type III receptor tyrosine kinases. IKT-001, a novel oral prodrug of imatinib mesylate, was designed to improve areas of the molecule that might play a role in the gastrointestinal (“GI”) side effects commonly observed with oral imatinib mesylate. A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as ‘the 501 trial’) was completed with IKT-001 in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IKT-001 and determine the dose relationship between IKT-001 and imatinib mesylate. Based on this study it was determined that bioequivalence was established with a 300 mg dose of IKT-001 to a dose of 230 mg of imatinib mesylate while a 500 mg dose of IKT-001 was established as bioequivalent to a dose of 383 mg of imatinib mesylate. These doses are adequate to cover the target systemically and were similar to the doses of imatinib mesylate used in the Phase 3 IMPRES trial in PAH.

On January 19, 2024, we met with the Food and Drug Administration (“FDA”) Hematological Malignancy Review Team (“Review Team”) in a Pre-New Drug Application (“pre-NDA”), meeting to discuss our bioequivalence studies of IKT-001 and its path to approval. All questions were addressed and summarized in official meeting minutes the issued by the FDA on February 12, 2024. During the meeting, we inquired whether additional clinical studies would be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appeared to be the appropriate pathway for approval of IKT-001. The Review Team also discussed the possible difference between IKT-001 and imatinib mesylate absorption in the gut and recommended that we evaluate whether IKT-001 and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. This evaluation was completed and determined that IKT-001 and imatinib mesylate have similar behavior toward the transporters P-glycoprotein (“PGP”) and the Breast Cancer Resistance Protein (“BCRP”). Finally, a number of recommendations were discussed to prevent the potential mix-up between IKT-001 and imatinib mesylate either at the pharmacy or by patients for two drugs delivering the same active ingredient. The Company discussed alternate dosage forms for IKT-001 relative to imatinib mesylate as the primary mitigation strategy.

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

The success of sotatercept has created renewed enthusiasm around the anti-proliferative pathways in PAH. As previously mentioned, imatinib inhibits Abelson Tyrosine Kinase and type III receptor tyrosine kinases and through these pathways inhibits platelet-derived growth factor receptor which are involved in cell proliferation and migration as well as stem cell factor receptor (c-KIT) which modulates mast cell and hematopoietic stem cell activity. Through these targets imatinib may inhibit vascular cell proliferation, migration and fibrosis. Thus, targeting the type III receptor tyrosine kinase pathway may provide an alternate mechanism for disease modification in PAH.

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

As we considered revisiting the use of imatinib in PAH, we recognized that changes in SOC for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The FDA requested at the PIND meeting that we conduct a cell-culture based study of the human Ether-a-go-go-related Gene (“hERG”) ion channel, a standard cardiovascular safety test performed for any NME for which a new Investigative New Drug Application (“IND”) is to be opened. IKT-001 was not found to be a significant inhibitor of hERG. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024.

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

During the first half of 2025, we considered potential study designs and obtained feedback from various key opinion leaders before finalizing a clinical trial protocol for our forthcoming Phase 2b study, known as IMPROVE-PAH. IMPROVE-PAH is a multi-center, randomized, double-blind, placebo-controlled study of approximately 150 PAH participants. Participants under IMPROVE-PAH will be randomized 1:1:1 to receive 300 mg IKT-001, 500 mg IKT-001, or placebo once daily for 26 weeks, in addition to stable background PAH therapy. Our bioequivalence studies previously confirmed that 500 mg IKT-001 has comparable exposure in humans to 380 mg of imatinib mesylate. The primary efficacy endpoint is change in pulmonary vascular resistance (PVR) at Week 26. Secondary endpoints include 6-minute walk distance (6MWD), WHO functional class, and pharmacokinetics. Exploratory endpoints include echocardiographic and hemodynamic measures, NT-proBNP, IL-6, EmPHasis-10 score, and the incidence of clinical worsening events. Safety will be assessed by the incidence and severity of treatment emergent adverse events. The study protocol also includes an interim safety review for study continuance by the Data Safety Monitoring Board with at least fifty (50) patients at 12-weeks of follow-up. We expect to initiate IMPROVE-PAH in the second half of 2025 and will assess whether IKT-001 offers a clinically meaningful reduction in PVR with acceptable tolerability in patients with moderate to severe PAH. Results may inform the potential of IKT-001 as a novel anti-proliferative treatment option targeting vascular remodeling pathways in PAH.

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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of compounds that are potential future candidates. We also track external expenses associated with our third-party research and development efforts. All external costs are tracked by therapeutic indication. We do not track personnel or other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to salaries and benefits, stock-based compensation and office consumables.

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

	Three Months Ended June 30,
	2025	2024	Change
Parkinson's disease	$42,196	$2,666,108	$(2,623,912)
PAH	2,738,794	—	2,738,794
Other research and development expenses	2,489,977	409,722	2,080,255
Total research and development expenses	$5,270,967	$3,075,830	$2,195,137

	Six months ended June 30,
	2025	2024	Change
Parkinson's disease	$184,616	$5,010,004	$(4,825,388)
PAH(1)	12,069,638	—	12,069,638
Other research and development expenses	3,530,292	817,105	2,713,187
Total research and development expenses	$15,784,546	$5,827,109	$9,957,437

(1) This amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services, investor relations services and other consulting fees. Allocated expenses consist of rent expenses related to our office in Lexington, Massachusetts not otherwise included in research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	For the three months ended June 30,		Change
	2025	2024	($)	(%)
Research and development	$(5,270,967)	$(3,075,830)	$(2,195,137)	71.4
Selling, general and administrative	(5,919,731)	(1,974,705)	(3,945,026)	199.8
Change in fair value contingent consideration	358,420	—	358,420	100.0
Loss from operations	(10,832,278)	(5,050,535)	(5,781,743)	114.5
Interest income	916,755	90,927	825,828	908.2
Net loss	$(9,915,523)	$(4,959,608)	$(4,955,915)	99.9

Research and Development

Research and development expenses increased by $2,195,137 or 71.4% to $5,270,967 from $3,075,830 in the prior comparable period. The $2.2 million increase in research and development expenses was primarily due to an increase of $2.7 million in PAH expenses, a decrease of $2.6 million in the discontinued risvodetinib (IkT-148009) program and a net increase of $2.1 million in other research and development expenses, including $0.7 million of stock-based compensation expense related to the acquisition of CorHepta Pharmaceuticals, Inc (“CorHepta”).

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,945,026 or 199.8% to $5,919,731 from $1,974,705 in the prior comparable period. The $3.9 million increase was primarily driven by an increase of $1.4 million in personnel-related costs, including severance costs for the Company's former Chief Financial Officer, and $2.5 million in increased stock-based compensation expense.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $358,420 or 100% from $0 in the prior comparable period. The increase is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from March 31, 2025 to June 30, 2025.

Interest Income

Interest income increased by $825,828 or 908.2% to $916,755 from $90,927 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024.

The following table sets forth the significant components of our results of operations:

	For the six months ended June 30,		Change
	2025	2024	($)	(%)
Research and development	$(15,784,546)	$(5,827,109)	$(9,957,437)	170.9
Selling, general and administrative	(11,169,022)	(4,005,786)	(7,163,236)	178.8
Change in fair value contingent consideration	1,523,284	—	1,523,284	100.0
Loss from operations	(25,430,284)	(9,832,895)	(15,597,389)	158.6
Interest income	1,836,026	223,652	1,612,374	720.9
Net loss	$(23,594,258)	$(9,609,243)	$(13,985,015)	145.5

Research and Development

Research and development expenses increased by $9,957,437 or 170.9% to $15,784,546 from $5,827,109 in the prior comparable period. The increase was primarily due to a $3.7 million increase in PAH program and other research and development expenses, together with a $8.4 million research and development expense related to the CorHepta transaction comprising a one-time (non-cash) expense charge for the acquired IPR&D related to the CorHepta acquisition cost of $7.4 million and $1.0 million of stock-based compensation expense. These increases were offset by a decrease of $4.8 million in the discontinued risvodetinib (IkT-148009) program.

Selling, General and Administrative

Selling, general and administrative expenses increased by $7,163,236 or 178.8% to $11,169,022 from $4,005,786 in the prior comparable period. The $7.2 million increase was primarily driven by an increase of $2.1 million in personnel-related costs including, severance costs for the Company's former Chief Executive Officer and Chief Financial Officer, $0.9 million in legal, consulting and compliance related fees, and an increase of $4.1 million in stock-based compensation expense.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $1,523,284 or 100% from $0 in the prior comparable period. The increase is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from the transaction date on February 21, 2025 to June 30, 2025.

Interest Income

Interest income increased by $1,612,374 or 720.9% to $1,836,026 from $223,652 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 initial public offering, we funded our operations primarily through private, state and federal contracts and grants. In October 2024, we raised approximately $99.6 million in net proceeds from its October 2024 Offering.

On June 20, 2025, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may, from time to time, issue and sell shares of our common stock through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of our common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1033, as amended. As of June 30, 2025, no shares of our common stock have been sold under the Sales Agreement.

At June 30, 2025, we had cash, cash equivalents and marketable securities of $87.7 million.

We have incurred recurring losses and at June 30, 2025 had an accumulated deficit of $118.0 million.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $118.0 million at June 30, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2025, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six months ended June 30,
	2025	2024
Net cash used in operating activities	$(9,677,761)	$(8,921,392)
Net cash provided by (used in) investing activities	30,898,080	(768,587)
Net cash provided by financing activities	31,771	3,611,255
Net increase (decrease) in cash and cash equivalents	$21,252,090	$(6,078,724)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2025, totaled $9,677,761, and consisted primarily of a net loss of $23.6 million adjusted for non-cash stock compensation of $6.3 million, a write-off of in-process research and development of $7.4 million, a decrease in the fair value of contingent consideration of $1.5 million, an increase in accounts payable of $1.6 million, an increase in accrued expenses and other current liabilities of $0.3 million and a net decrease in other operating assets and liabilities of $0.1 million.

Net cash flows used in operating activities for the six months ended June 30, 2024, totaled $8,921,392, and consisted primarily of a net loss of $9.6 million adjusted for non-cash stock compensation of $0.1 million, a decrease in prepaid research and development of $0.1 million, an increase in accounts payable of $0.9 million, and a decrease in accrued expenses and other current liabilities of $0.2 million.

Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities for the six months ended June 30, 2025, totaled $30,898,080, of which $31.4 million was provided by maturity of marketable securities and $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Net cash flows used in investing activities for the six months ended June 30, 2024, totaled $768,587, of which $9.2 million was used for the purchase of marketable securities investments and $8.4 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2025, totaled $31,771, which consisted of net proceeds from the issuance of common stock related to option exercises and pre-funded warrants in connection with our registered direct offering and concurrent private placement closed in May 2024 (collectively, the “May 2024 Offering”).

Net cash flows provided by financing activities for the six months ended June 30, 2024, totaled $3,611,255, which consisted of net proceeds from issuance of common stock and pre-funded warrants in connection with our May 2024 Offering and our at-the-market offering.

Contractual Obligations and Commitments

On April 18, 2022, we entered into an operating lease agreement through September 30, 2025 for our office space in Lexington, Massachusetts. The Lexington lease contains escalating payments during the lease period. Upon execution of this lease agreement, we prepaid one month of rent, applied to the first month's rent, and a security deposit, which will be held in escrow and credited at the termination of the lease. Our total lease obligation at June 30, 2025 is $37,944, consisting of minimum annual rental obligations for fiscal year 2025.

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

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $358,420 and $1,523,284 for the three and six month period ended June 30, 2025, which is included within operating expenses. We will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of June 30, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated.

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in our condensed consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three and six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards and similar entities.

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

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. For example, in 2025, the United States imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as “reciprocal” tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the United States announced that the imposition of most “reciprocal” tariffs would be paused for 90 days pending negotiations with the relevant countries. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the United States; however, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of

Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

The laws, rules and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

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

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	000-39676	01/06/2025
3.4	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.2	001-39676	12/29/2020
4.1	Specimen common stock certificate of the Registrant	S-1	4.1	333-240036	07/23/2020
10.1*#	Amendment No. 3 to the Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: August 14, 2025	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2025	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)