Form 10-Q
period 2025-09-30
Inhibikase Therapeutics, Inc.
filed 2025-11-14
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, the registrant had 75,175,306 shares of common stock, $0.001 par value per share, outstanding.

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

From time to time, we may use our website and our LinkedIn account at https://www.linkedin.com/company/inhibikase-therapeutics/ to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at https://www.inhibikase.com/. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media are not incorporated into, and does not form a part of, this Quarterly Report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. In this Quarterly Report, unless otherwise indicated, the “Company”, “we,” “us” or “our” refer to Inhibikase Therapeutics, Inc., a Delaware corporation and its subsidiaries, IKT Securities Corporation, a Massachusetts corporation, and CorHepta Pharmaceuticals, Inc., a Delaware corporation.

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
•
our ability to initiate and successfully enroll a Phase 2b trial or other clinical studies in pulmonary arterial hypertension in multiple countries;
•
our ability to initiate Phase 3 trials in pulmonary arterial hypertension in multiple countries to support regulatory approval, including our interactions with the FDA and timing related thereto;
•
our ability to successfully enroll or complete any clinical trial;
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
•
the size and growth potential of the markets for our product candidates, if approved, and our ability to serve those markets or compete with other products or competitors who may have more extensive resources or other strategic advantages;
•
the rate, timeliness and degree of market acceptance of our product candidates, if approved;
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

ii

•
the impact of trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and inflation rates on our business, financial condition and results of operations;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)	(Note 3)
Assets
Current assets:
Cash and cash equivalents	$38,269,706	$56,490,579
Marketable securities	39,052,511	41,052,949
Prepaid research and development	210,566	81,308
Deferred offering costs	385,062	—
Prepaid expenses and other current assets	618,783	826,473
Total current assets	78,536,628	98,451,309
Equipment and improvements, net	—	47,100
Right-of-use asset	—	101,437
Prepaid research and development, noncurrent	1,000,000	—
Other assets	57,913	—
Total assets	$79,594,541	$98,599,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$620,528	$943,019
Lease obligation, current	—	110,517
Accrued expenses and other current liabilities	3,656,383	2,680,030
Contingent consideration liability	2,419,332	—
Total current liabilities	6,696,243	3,733,566
Total liabilities	6,696,243	3,733,566
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 74,807,911 and 69,362,439 shares issued and outstanding (including 4,149,252 and 0 contingently issuable shares - see Note 10) at September 30, 2025 and December 31, 2024, respectively	74,808	69,362
Additional paid-in capital	202,772,828	189,254,777
Accumulated other comprehensive loss	(4,189)	(37,248)
Accumulated deficit	(129,945,149)	(94,420,611)
Total stockholders' equity	72,898,298	94,866,280
Total liabilities and stockholders’ equity	$79,594,541	$98,599,846

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Costs and expenses:
Research and development	$7,649,697	$4,189,873	$23,434,243	$10,016,982
Selling, general and administrative	5,611,503	1,637,603	16,780,525	5,643,386
Change in fair value contingent consideration	(492,827)	—	(2,016,111)	—
Total costs and expenses	12,768,373	5,827,476	38,198,657	15,660,368
Loss from operations	(12,768,373)	(5,827,476)	(38,198,657)	(15,660,368)
Interest income	838,093	49,410	2,674,119	273,059
Net loss	(11,930,280)	(5,778,066)	(35,524,538)	(15,387,309)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(1,245)	2,778	33,059	877
Comprehensive loss	$(11,931,525)	$(5,775,288)	$(35,491,479)	$(15,386,432)
Net loss per share – basic and diluted	$(0.13)	$(0.65)	$(0.40)	$(2.03)
Weighted-average number of shares – basic and diluted	90,050,973	8,882,570	89,867,805	7,592,103

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	69,362,439	$69,362	$189,254,777	$(37,248)	$(94,420,611)	$94,866,280
Stock-based compensation expense	—	—	2,042,196	—	—	2,042,196
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	829,849	830	2,459,671	—	—	2,460,501
Contingently issuable common stock subject to vesting criteria (see Note 10)	4,149,252	4,149	—	—	—	4,149
Other comprehensive income	—	—	—	36,281	—	36,281
Net loss	—	—	—	—	(13,678,735)	(13,678,735)
Balance at March 31, 2025	74,341,540	74,341	193,756,644	(967)	(108,099,346)	85,730,672
Stock-based compensation expense	—	—	4,208,742	—	—	4,208,742
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	150,000	150	—	—	—	150
Issuance of common stock, stock options exercised	25,095	25	31,596	—	—	31,621
Other comprehensive loss	—	—	—	(1,977)	—	(1,977)
Net loss	—	—	—	—	(9,915,523)	(9,915,523)
Balance at June 30, 2025	74,516,635	74,516	197,996,982	(2,944)	(118,014,869)	80,053,685
Stock-based compensation expense	—	—	4,525,206	—	—	4,525,206
Issuance of common stock, stock options exercised	291,276	292	250,640	—	—	250,932
Other comprehensive loss	—	—	—	(1,245)	—	(1,245)
Net loss	—	—	—	—	(11,930,280)	(11,930,280)
Balance at September 30, 2025	74,807,911	$74,808	$202,772,828	$(4,189)	$(129,945,149)	$72,898,298

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922
Stock-based compensation expense	—	—	53,434	—	—	53,434
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	290,564	291	397,316	—	—	397,607
Other comprehensive loss	—	—	—	(2,677)	—	(2,677)
Net loss	—	—	—	—	(4,649,635)	(4,649,635)
Balance at March 31, 2024	6,476,844	6,477	78,322,334	(1,800)	(71,550,360)	6,776,651
Stock-based compensation expense	—	—	30,697	—	—	30,697
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	739,301	739	3,247,394	—	—	3,248,133
Other comprehensive income	—	—	—	776	—	776
Net loss	—	—	—	—	(4,959,608)	(4,959,608)
Balance at June 30, 2024	7,216,145	7,216	81,600,425	(1,024)	(76,509,968)	5,096,649
Stock-based compensation expense	—	—	148,024	—	—	148,024
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	247,925	248	(224)	—	—	24
Other comprehensive income	—	—	—	2,778	—	2,778
Net loss	—	—	—	—	(5,778,066)	(5,778,066)
Balance at September 30, 2024	7,464,070	$7,464	$81,748,225	$1,754	$(82,288,034)	$(530,591)

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(35,524,538)	$(15,387,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,499	19,705
Stock-based compensation expense	10,776,144	232,155
Write-off of in-process research and development	7,357,294	—
Change in fair value of contingent consideration	(2,016,111)	—
Noncash accretion on marketable securities	(570,503)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	101,437	89,122
Prepaid expenses and other assets	257,321	698
Prepaid research and development	(1,129,258)	107,592
Other assets	(57,913)	—
Accounts payable	(390,699)	1,329,135
Operating lease liabilities	(110,517)	(95,009)
Accrued expenses and other current liabilities	976,353	(98,581)
Net cash used in operating activities	(20,270,491)	(13,802,492)

Cash flows from investing activities
Purchases of equipment and improvements	(13,399)	—
Purchases of investments - marketable securities	(38,996,000)	(10,343,939)
Maturities of investments - marketable securities	41,600,000	12,101,463
Acquired in-process research and development	(438,624)	—
Net cash provided by investing activities	2,151,977	1,757,524

Cash flows from financing activities
Deferred offering costs	(385,062)	—
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	150	3,793,209
Issuance of common stock from exercise of stock options	282,553	—
Net cash provided by (used in) financing activities	(102,359)	3,793,209
Net decrease in cash and cash equivalents	(18,220,873)	(8,251,759)
Cash and cash equivalents at beginning of period	56,490,579	9,165,179
Cash and cash equivalents at end of period	$38,269,706	$913,420
Supplemental disclosures of cash flow information
Issuance costs	$—	$1,203,350
Non cash investing and financing activities
Non-cash financing costs included in accounts payable	$—	$553,318
CorHepta transaction costs	$175,000	$—
Contingent consideration	$2,419,332	$—

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing a protein kinase inhibitor therapeutic to modify the course of cardiopulmonary disease that arises from aberrant signaling through the Abelson Tyrosine Kinases and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. The Company’s lead product candidate is IKT-001, a novel oral prodrug of the anticancer agent imatinib, an FDA approved drug for certain blood and stomach cancers. The Company plans to seek approval from the United States Food and Drug Administration (the "FDA”) for IKT-001 for the treatment of Pulmonary Arterial Hypertension (“PAH”) as an orphan indication. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that impacts approximately 50,000 Americans. IKT-001 is designed to improve tolerance to imatinib's active ingredient which may allow for improved safety and efficacy. The Company previously completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results have been utilized to set the doses for the Company's forthcoming Phase 2b clinical study. The Phase 2b study, known as IMPROVE-PAH, is expected to be initiated in the fourth quarter of 2025 and will be a multi-center, randomized, double-blind, placebo-controlled study of approximately 150 PAH patients. In parallel with the Company's efforts to initiate IMPROVE-PAH, the Company is continuing to interact with the FDA regarding the Company's Phase 3 strategy in PAH.

2. Liquidity

As of September 30, 2025, the Company had cash, cash equivalents and marketable securities of approximately $77.3 million.

The Company has incurred recurring losses and at September 30, 2025, had an accumulated deficit of approximately $129.9 million.

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

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms (see Note 8). In addition, potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all. The Company’s failure to raise sufficient or timely capital or enter into such other arrangements would have a negative impact on the Company’s business, financial viability, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at September 30, 2025 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not report any revenues for the three and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025, the Company did not incur any expenses with a related party vendor. During the three and nine months ended September 30, 2024, the Company incurred expenses of approximately $149 thousand and $446 thousand, respectively, with a related party vendor included in research and development expenses. As of the periods ended September 30, 2025 and December 31, 2024, the Company had a payable or accrued expense balance with a related party vendor of approximately $0 and $10 thousand, respectively, included in accounts payable and accrued expenses.

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

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements as of September 30, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,163,656	$—	$—	$13,163,656
U.S. Treasury obligations	1,594,470	—	—	1,594,470
Total	$14,758,126	$—	$—	$14,758,126

Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,052,511	$—	$—	$39,052,511
Total	$39,052,511	$—	$—	$39,052,511

Other current liabilities:
Contingent consideration (see Note 10)	$—	$—	$2,419,332	$2,419,332
Total	$—	$—	$2,419,332	$2,419,332

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,238,598	$—	$—	$11,238,598
Total	$11,238,598	$—	$—	$11,238,598

Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,052,949	$—	$—	$41,052,949
Total	$41,052,949	$—	$—	$41,052,949

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 10):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Balance, beginning	$2,912,159	$—	$—	$—
Additions	—	—	4,435,443	—
Payments	—	—	—	—
Change in fair value	(492,827)	—	(2,016,111)	—
Balance, ending	$2,419,332	$—	$2,419,332	$—

5.
Marketable Securities

Marketable securities consisted of the following as of:

September 30, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,056,700	$903	$(5,092)	$39,052,511
Total	$39,056,700	$903	$(5,092)	$39,052,511

December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,090,197	$—	$(37,248)	$41,052,949
Total	$41,090,197	$—	$(37,248)	$41,052,949

As of September 30, 2025, the Company held three U.S. Treasury debt securities that were in an unrealized loss position totaling $5,092, and one U.S Treasury debt security in an unrealized gain position totaling $903, for a net unrealized loss position of $4,189. As of December 31, 2024, the Company held seven U.S. Treasury debt securities that were in an unrealized loss position totaling $37,248. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended September 30, 2025 and December 31, 2024, respectively.

The Company received proceeds of $41.6 million from maturities of marketable securities for the nine months ended September 30, 2025. The Company received proceeds of $23.5 million from maturities of marketable securities for the year ended December 31, 2024. The Company did not realize any gains or losses from maturities of marketable securities for the period ended September 30, 2025 or the year ended December 31, 2024.

6.
Equipment and Improvements

Equipment and Improvements, net
	September 30, 2025	December 31, 2024
Furniture and office equipment	$100,329	$86,930
IT equipment	16,895	16,895
	117,224	103,825
Less: Accumulated depreciation	117,224	56,725
Total	$—	$47,100

Depreciation expense for the three and nine months ended September 30, 2025 was $23,688 and $60,499, respectively. Depreciation expense for the three and nine months ended September 30, 2024 was $6,568 and $19,705, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Accrued consulting	$266,291	$202,379
Accrued compensation	2,109,933	999,303
Accrued research and development	1,163,993	1,397,348
Accrued other	116,166	81,000
Total accrued expenses and other current liabilities	$3,656,383	$2,680,030

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

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $200,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2025, no shares of the Company's common stock have been sold under the Sales Agreement. As of September 30, 2025, the Company has $0.4 million of deferred offering costs related to the Sales Agreement.

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

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. As of September 30, 2025, a total of 6,001,358 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan (the "2020 Plan") and the 2011 Equity Incentive Plan.

Share Issuances

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants,”) and together with the Series A-1 Warrants, (the “Warrants”). The Pre-Funded Warrants and Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 2b 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 2b efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the initiation of a Phase 2b trial in PAH and for general corporate purposes. As of September 30, 2025, the Company had 19,665,131 Pre-Funded Warrants outstanding.

On May 20, 2024, the Company entered into a securities purchase agreement with a single institutional investor in connection with a registered direct offering and concurrent private placement with the same institutional investor (collectively the "May 2024 Offering"). The May 2024 Offering consisted of (i) 714,527 shares of the Company's common stock sold at $1.68 per share, (ii) Pre-Funded Common Warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, (iii) Series A Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expired on August 5, 2025, and (iv) Series B Common Warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2029. All of the warrants in the May 2024 Offering were issued to a single investor. All Pre-Funded Common Warrants had been exercised as of March 31, 2025. The Company received net proceeds from the May 2024 Offering of approximately $2.2 million.

On May 20, 2024, the Company also entered into a warrant inducement agreement with the same investor to exercise certain outstanding warrants that the Company issued in January 2023 ("January 2023 Existing Warrants"). Pursuant to the warrant inducement agreement, the investor agreed to exercise outstanding warrants to purchase an aggregate of 708,500 shares of the Company's common stock at an amended exercise price of $1.68 per share. These shares are held in abeyance and not considered outstanding. The shares held in abeyance will be held in abeyance until notice from the investor that the balance, or portion thereof, may be issued in compliance with a beneficial ownership limitation provision in the warrants. The Company also agreed to reduce the exercise price of the remaining unexercised portion of such warrants to purchase 1,229,484 shares of common stock to $1.68 per share and to issue the investor Series C Common Warrants to purchase 708,500 shares of the Company's common stock and Series D Common Warrants to purchase 708,500 shares of the Company's common stock ("January 2023 New Warrants"). Each has an exercise price of $1.68 per share and will be exercisable beginning on the effective date of stockholder approval. The Series C Common Warrants expired on August 5, 2025 without being exercised and the Series D Common Warrants expire on August 5, 2029. The shares held in abeyance were issued to the investor on October 9, 2024.

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

10. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta Pharmaceuticals, Inc. a Delaware corporation (“CorHepta”). Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. The Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and will vest later than February 21, 2026, subject to the achievement of certain milestones, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions (see Note 12). As of the acquisition date, the achievement of the only service condition included in 1,493,415 of the unvested in category (ii) was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of September 30, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated.

The Company remeasures the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $492,827 and $2,016,111 for the three and nine months ended September 30, 2025, which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in (ii) and (iii) above, unless and until forfeited in accordance with the terms of the Merger Agreement) shall be entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not forecast paying any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the three and nine months ended September 30, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares will be treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for purposes of any diluted earnings per share calculations in periods those apply.

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

11. ABLi License Agreement

On May 5, 2025, the Company entered into a license agreement (the "License Agreement") with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which the Company granted ABLi an exclusive, sub-licensable, royalty-bearing license under the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, ABLi is solely responsible for all further development and commercialization activities of Risvodetinib and will bear all costs incurred in connection with these efforts. If ABLi does not meet certain milestones with respect to the Licensed Material within 18 months, then the License Agreement will automatically terminate.

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

As of September 30, 2025, the Company received aggregate payments of one dollar from ABLi for the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2025.

The Company also reimbursed ABLi $0.1 million of legal expenses incurred in connection with the negotiations of the License Agreement, which was recorded as a selling, general and administrative expense for the nine months ended September 30, 2025.

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

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.7 million and $1.8 million, respectively, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three and nine months ended September 30, 2025, as it was not considered probable that the performance conditions would be achieved. As of September 30, 2025, there was $3.2 million of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the nine months ended September 30, 2025, the Company granted 27,225,823 options with a weighted average strike price of $2.34 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years, (ii) vest on the first anniversary of the grant of such option in the amount of one-fourth of such grant, and the remaining portion will vest in 36 equal monthly installments thereafter, (iii) vest in 48 equal monthly installments, (iv) vest annually over two years, or (v) vest annually over four years. The Company also granted 2,056,049 performance-based options with a weighted average strike price of $2.35 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. During the nine months ended September 30, 2025, certain performance conditions were met. The total aggregate grant date fair value of all options granted was $54.7 million.

During the nine months ended September 30, 2024, the Company granted 308,039 options with a weighted average strike price of $1.89 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 24 equal monthly installments thereafter or (iii) vest on the first anniversary of the grant of such option. The Company granted 45,000 performance-based options with a weighted average strike price of $2.16 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $489,108. During the nine months ended September 30, 2024, certain performance conditions were met.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025		2024	2025		2024
Research and development	$1,672,560	*	$84,370	$3,781,582	*	$94,594
Selling, general and administrative	2,852,646		63,654	6,994,562		137,561
Total stock-based compensation expense	$4,525,206		$148,024	$10,776,144		$232,155

*Includes $0.7 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, related to the restricted stock awards issued in connection with the acquisition of CorHepta.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(11,930,280)	$(5,778,066)	$(35,524,538)	$(15,387,309)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	90,050,973	8,882,570	89,867,805	7,592,103
Net loss per share applicable to common stockholders – basic and diluted	$(0.13)	$(0.65)	$(0.40)	$(2.03)

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

	Nine months ended September 30,
	2025	2024
Options to purchase shares of stock	37,853,738	1,140,280
Warrants to purchase shares of stock	139,256,432	7,738,040
Contingently issuable shares (see Note 10):
Restricted common stock	1,660,222	—
Contingent consideration	2,489,030	—
Total	181,259,422	8,878,320

15. Income Taxes

During the three and nine months ended September 30, 2025 and 2024, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has evaluated the new legislation and has determined to continue the current treatment of capitalizing and amortizing our domestic IRC Section 174 expenditures. As a result of the Company’s net operating loss carryforwards and full valuation allowance against itsnet deferred tax assets, the Company does not expect this treatment to have a significant effect on its financial statements. Management will continue to monitor and evaluate the tax effects of the OBBBA on the Company’s financial statements, including the effect on our effective tax rate and deferred tax assets in 2025 and future periods. The Company does not expect the other provisions contained within the OBBBA to result in any significant effects on its financial statements.

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

Lease

On April 18, 2022, the Company entered into an operating lease agreement for office space located in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease ran through September 30, 2025 and the Company did not renew or continue occupancy of this premises upon lease expiration.

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The lease expired in September 2025 and therefore the right-of-use asset and the operating lease liability had a balance of $0 at September 30,

2025. The Company recorded lease expense related to the Office Lease of $35,934 and $106,525 and other short-term payments of $6,427 and $16,291 for the three and nine months ended September 30, 2025, respectively, in selling, general and administrative expenses. The Company recorded lease expense of $35,296 and $105,887 and other short-term payments of $5,521 and $16,827 for the three and nine months ended September 30, 2024, respectively, in selling, general and administrative expenses.

The Office Lease contained escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and will be credited after the termination of the lease with a refund expected in the first half of 2026.

As of September 30, 2025, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

No future minimum lease payments remained under this lease as of September 30, 2025.

Third-party clinical trial supply organization

On July 1, 2025, the Company entered into a clinical trial supply agreement in the amount of approximately $6.5 million with a clinical trial supply organization whereby the clinical trial supply organization will provide services for the Company's PAH Phase 2b clinical study, known as IMPROVE-PAH. The estimated total remaining contract costs as of September 30, 2025 were approximately $6.3 million. The estimated period of performance for the committed work with the clinical trial supply organization is through 2029.

Third-party clinical research organization

On August 8, 2025, the Company entered into an arrangement with a contract research organization (“CRO”) to support the Company's PAH Phase 2b clinical study known as IMPROVE-PAH in the amount of approximately $24.8 million, of which $2.5 million is subject to achievement of certain performance milestones by the CRO. The estimated total remaining contract costs as of September 30, 2025 were approximately $19.0 million. The estimated period of performance for the committed work with the CRO is through 2027. The Company prepaid $1.0 million to the CRO, which will be held as a retainer until the end of the study and applied against the final invoice.

The amount and timing of any such payments related to the $2.5 million performance milestones are contingent upon the vendor meeting specific contractual criteria. As of September 30, 2025, the achievement of these milestones is not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements. The Company will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the milestones become probable, and the amount can be reasonably estimated.

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

	Three months ended September 30,
	2025	2024
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH	$5,598,722	$814,424
Parkinson's disease	323,301	2,776,009
Other research and development	55,114	515,070
Selling, general and administrative (excluding stock-based compensation)	2,758,857	1,573,949
Change in fair value contingent consideration	(492,827)	-
Stock-based compensation expense	4,525,206	148,024
Total costs and expenses	12,768,373	5,827,476
Loss from operations	(12,768,373)	(5,827,476)
Interest income	838,093	49,410
Net loss	$(11,930,280)	$(5,778,066)

	Nine months ended September 30,
	2025	2024
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$17,668,360	$815,474
Parkinson's disease	507,917	7,786,014
Other research and development	1,476,385	1,320,900
Selling, general and administrative (excluding stock-based compensation)	9,785,962	5,505,825
Change in fair value contingent consideration	(2,016,111)	-
Stock-based compensation expense	10,776,144	232,155
Total costs and expenses	38,198,657	15,660,368
Loss from operations	(38,198,657)	(15,660,368)
Interest income	2,674,119	273,059
Net loss	$(35,524,538)	$(15,387,309)

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

Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases namely, Pulmonary Arterial Hypertension (“PAH”), that arise from aberrant signaling through the Abelson Tyrosine Kinase, and type III receptor tyrosine kinases including platelet derived growth factor receptors and c-KIT. Our lead product candidate is IKT-001, a prodrug of imatinib mesylate, for PAH which is an orphan indication. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed non-human primate safety studies and a bioequivalence clinical trial in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib mesylate and the results have been utilized to set the doses for a forthcoming Phase 2b study for approximately 150 PAH patients that we expect to initiate during the fourth quarter of 2025.

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

PAH is a rare disease of the pulmonary microvasculature found in 15 to 50 persons per million within the United States and Europe. The global PAH market size was valued at $7.66 billion in 2023 and is estimated to grow at a compound annual growth rate of 3.3% through 2034. Most of the treatments that constitute the standard of care (e.g. ERAs, PDE5s, prostacyclins) primarily act as vasodilators. In 2024, sotatercept was approved for the treatment of PAH on top of standard-of-care (“SOC”). Sotatercept, branded as WINREVAIR, is recombinant fusion protein that acts as a trap for transforming growth factor-beta superfamily ligands, including activin A and bone morphogenetic protein 9. These ligands may play a role in the development and progression of PAH by promoting cell proliferation and fibrosis.

Sotatercept was launched by Merck & Co in 2024 and is presently generating, on an annualized basis, approximately $1.4 billion in sales with quarter-on-quarter growth rate since launch. The success of sotatercept has created renewed enthusiasm around the anti-proliferative pathways in PAH. As previously mentioned, imatinib inhibits Abelson Tyrosine Kinase and type III receptor tyrosine kinases and through these pathways inhibits platelet-derived growth factor receptor which are involved in cell proliferation and migration as well as stem cell factor receptor (c-KIT) which modulates mast cell and hematopoietic stem cell activity. Through these targets imatinib may inhibit vascular cell proliferation, migration and fibrosis. Thus, targeting the type III receptor tyrosine kinase pathway may provide an alternate mechanism for disease modification in PAH.

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

As we considered revisiting the use of imatinib in PAH, we recognized that changes in SOC for these patients may have alleviated much of the safety risk previously observed for imatinib in PAH patients. This analysis prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained to be the 505(b)(2) statute. This opens up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The FDA requested at the PIND meeting that we conduct a cell-culture based study of the human Ether-a-go-go-related Gene (“hERG”) ion channel, a standard cardiovascular safety test performed for any NME for which a new Investigative New Drug Application (“IND”) is to be opened. IKT-001 weakly inhibits hERG and imatinib has an IC50 of 14.5 uM. Following completion of this study, the IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024.

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

More recently, a contemporary study published in the American Journal of Respiratory and Critical Care Medicine in an open label, single arm, four (4) center study with seventeen (17) patients confirmed that imatinib was generally well tolerated (with zero discontinuations for tolerance or side effects) in World Health Organization (“WHO”) Group 1 PAH population, and demonstrated a treatment effect on total pulmonary resistance (“TPR”) that compares favorably with other novel therapies for PAH, including sotatercept and seralutinib. Acknowledging the limitations of cross study comparisons and the small size of the study, we believe this recent study supports our thesis that systemic exposure of imatinib can be well tolerated and provide strong efficacy to patients suffering from PAH.

During the first half of 2025, we considered potential study designs and obtained feedback from various key opinion leaders before finalizing a clinical trial protocol for our forthcoming Phase 2b study, known as IMPROVE-PAH. IMPROVE-PAH is a multi-center, randomized, double-blind, placebo-controlled study of approximately 150 PAH participants. Participants under IMPROVE-PAH will be randomized 1:1:1 to receive 300 mg IKT-001, 500 mg IKT-001, or placebo once daily for 26 weeks, in addition to stable background PAH therapy. Our bioequivalence studies previously confirmed that 500 mg IKT-001 has comparable exposure in humans to 383 mg of imatinib mesylate. The primary efficacy endpoint is change in pulmonary vascular resistance (PVR) at Week 26. Secondary endpoints include 6-minute walk distance (6MWD), WHO functional class, and pharmacokinetics. Exploratory endpoints include echocardiographic and hemodynamic measures, NT-proBNP, IL-6, EmPHasis-10 score, and the incidence of clinical worsening events. Safety will be assessed by the incidence and severity of treatment emergent adverse events. The study protocol also includes an interim safety review for study continuance by the Data Safety Monitoring Board with at least fifty (50) patients at 12-weeks of follow-up. We remain on track to initiate IMPROVE-PAH in the fourth quarter of 2025 with up to 120 clinical sites expected to be activated to assess whether IKT-001 offers a clinically meaningful reduction in PVR with acceptable tolerability in patients with moderate to severe PAH. Results may inform the potential of IKT-001 as a novel anti-proliferative treatment option targeting vascular remodeling pathways in PAH. In parallel with the above efforts to initiate IMPROVE-PAH in the fourth quarter of 2025, we are continuing to interact with the FDA regarding our Phase 3 strategy in PAH.

We currently have commercialization rights to IKT-001 and patent protection in the United States until 2033 for IKT-001 with upcoming patent application filings potentially extending patent protection for certain methods of treatment using IKT-001 until 2044.

Two families of patents and applications cover compositions of matter for IKT-001 and related chemical compounds, as well as methods of using those compositions. One family includes two issued U.S. patents: U.S. Patent No. 9,487,500, which claims a genus of compounds including IKT-001, and U.S. Patent No. 9,907,796, which claims methods of using a genus of compounds, including IKT-001, to treat certain tumoral disease and certain infectious diseases. These U.S. Patents will expire between 2033 and 2034, not including any potential patent term extensions. This family does not include any pending patent applications in the U.S. Outside the U.S., this family includes issued patents in Europe, Japan, and Australia, and a pending patent application in Canada. Outside the U.S., patents issuing from the applications in this family, if granted, will expire in 2033, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family of patents and applications was jointly owned by us and Sphaera. Under the terms of our collaborative research and development agreement with Pivot Investment Holdings Pte. Ltd. (“Pivot”), the named successor to Sphaera, we have the exclusive right to commercialize certain compounds disclosed in these applications, including IKT-001, for cancer treatments.

In addition to the jointly-owned patents, we exclusively own a second patent family, which includes a pending PCT application that covers methods of using IKT-001 to treat PAH. Patents issuing from national applications based on this PCT application will expire in 2044, not taking into account any potential patent term adjustments or extensions that may be available in the future. Because patent term extensions in the US are limited to a maximum of five years, we expect that any U.S. Patent arising from our previous collaboration with Sphaera that is extended will expire no later than 2039, over five years before the expiration of patents that issue based on our PCT application covering methods of using IKT-001 to treat PAH. We thus expect that these future patents, if granted, will protect our planned commercialization of IKT-001 to treat PAH independently from and after the expiration of our jointly owned U.S. patents.

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
•
personnel-related expenses, including salaries, benefits and non-cash stock-based compensation expense; and
•
other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

A portion of our research and development expenses are direct external expenses, which we track on a program-specific basis from inception of the program.

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of compounds that are potential future candidates. We also track external expenses associated with our third-party research and development efforts. All external costs are tracked by therapeutic indication. We do not track certain other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to stock-based compensation and office consumables.

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
•
our ability to commence and conduct trials;
•
our ability to establish an appropriate safety or tolerability profile with IND-enabling toxicology studies;
•
our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;

•
our successful enrollment in and completion of our current and future clinical trials;
•
our ability to produce sufficient clinical product in a timely or cost effective manner to support our clinical trials;
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

Our direct research and development expenses consist principally of external costs, such as fees paid to investigators, consultants, central laboratories and CROs in connection with our clinical studies, and costs related to acquiring and manufacturing clinical study materials. We allocate salary and benefit costs directly related to specific programs. We do not allocate stock-based compensation costs, depreciation or other indirect costs that are deployed across multiple projects under development and, as such, the costs are separately classified as other research and development expenses in the table below:

	Three Months Ended September 30,
	2025	2024	Change
Parkinson's disease	$323,301	$2,776,009	$(2,452,708)
PAH	5,598,722	814,424	4,784,298
Other research and development expenses	1,727,674	599,440	1,128,234
Total research and development expenses	$7,649,697	$4,189,873	$3,459,824

	Nine Months Ended September 30,
	2025	2024	Change
Parkinson's disease	$507,917	$7,786,014	$(7,278,097)
PAH(1)	17,668,360	815,474	16,852,886
Other research and development expenses	5,257,966	1,415,494	3,842,472
Total research and development expenses	$23,434,243	$10,016,982	$13,417,261

(1) This amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services, investor relations services and other consulting fees. Allocated expenses consist of rent expenses related to our former office in Lexington, Massachusetts not otherwise included in research and development expenses.

As a public company, we incur expenses related to compliance with the rules and regulations of the SEC and those of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also are increasing our headcount as we advance our product candidates through clinical development, which will also require us to increase our selling, general and administrative expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	For the three months ended September 30,		Change
	2025	2024	($)	(%)
Research and development	$(7,649,697)	$(4,189,873)	$(3,459,824)	82.6
Selling, general and administrative	(5,611,503)	(1,637,603)	(3,973,900)	242.7
Change in fair value contingent consideration	492,827	—	492,827	100.0
Loss from operations	(12,768,373)	(5,827,476)	(6,940,897)	119.1
Interest income	838,093	49,410	788,683	1,596.2
Net loss	$(11,930,280)	$(5,778,066)	$(6,152,214)	106.5

Research and Development

Research and development expenses increased by $3,459,824 or 82.6% to $7,649,697 from $4,189,873 in the prior comparable period. The $3.5 million increase in research and development expenses was primarily due to an increase of $4.8 million in PAH expenses, a decrease of $2.5 million in the risvodetinib (IkT-148009) program, which has been discontinued and outlicensed to ABLi Therapeutics, Inc., and a net increase of $1.1 million in other research and development expenses, including $0.7 million of stock-based compensation expense related to the acquisition of CorHepta Pharmaceuticals, Inc (“CorHepta”).

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,973,900 or 242.7% to $5,611,503 from $1,637,603 in the prior comparable period. The $4.0 million increase was primarily driven by an increase of $0.8 million in personnel-related costs, $2.8 million in increased stock-based compensation expense and a $0.4 million increase in legal, consulting and compliance costs.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $492,827 or 100% from $0 in the prior comparable period. The increase is due to the change in fair value of the contingent consideration related to the CorHepta transaction from June 30, 2025 to September 30, 2025.

Interest Income

Interest income increased by $788,683 or 1,596.2% to $838,093 from $49,410 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024.

The following table sets forth the significant components of our results of operations:

	For the nine months ended September 30,		Change
	2025	2024	($)	(%)
Research and development	$(23,434,243)	$(10,016,982)	$(13,417,261)	133.9
Selling, general and administrative	(16,780,525)	(5,643,386)	(11,137,139)	197.3
Change in fair value contingent consideration	2,016,111	—	2,016,111	100.0
Loss from operations	(38,198,657)	(15,660,368)	(22,538,289)	143.9
Interest income	2,674,119	273,059	2,401,060	879.3
Net loss	$(35,524,538)	$(15,387,309)	$(20,137,229)	130.9

Research and Development

Research and development expenses increased by $13,417,261 or 133.9% to $23,434,243 from $10,016,982 in the prior comparable period. The increase was primarily due to a $11.5 million increase in the PAH program and other research and development expenses, together with a $9.2 million research and development expense related to the CorHepta transaction comprising a one-time (non-cash) expense charge for the acquired IPR&D related to the CorHepta acquisition cost of $7.4 million and $1.8 million of stock-based compensation expense. These increases were offset by a decrease of $7.3 million in the discontinued (outlicensed) risvodetinib (IkT-148009) program.

Selling, General and Administrative

Selling, general and administrative expenses increased by $11,137,139 or 197.3% to $16,780,525 from $5,643,386 in the prior comparable period. The $11.1 million increase was primarily driven by an increase of $2.9 million in personnel-related costs, including severance costs for the Company's former Chief Executive Officer and Chief Financial Officer, $1.2 million in legal, and consulting-related fees, and an increase of $6.9 million in stock-based compensation expense.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $2,016,111 or 100% from $0 in the prior comparable period. The increase is due to the change in fair value of the contingent consideration related to the CorHepta transaction from the transaction date on February 21, 2025 to September 30, 2025.

Interest Income

Interest income increased by $2,401,060 or 879.3% to $2,674,119 from $273,059 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 initial public offering, we funded our operations primarily through private, state and federal contracts and grants. In October 2024, we raised approximately $99.6 million in net proceeds from our October 2024 Offering.

On June 20, 2025, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may, from time to time, issue and sell shares of our common stock through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of our common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of September 30, 2025, no shares of our common stock have been sold under the Sales Agreement. As of September 30, 2025, we had $0.4 million of deferred offering costs related to the Sales Agreement.

At September 30, 2025, we had cash, cash equivalents and marketable securities of $77.3 million.

We have incurred recurring losses and at September 30, 2025 had an accumulated deficit of $129.9 million.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $129.9 million at September 30, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

We expect to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional working capital, or if we are able to raise additional working capital, we may be unable to do so on commercially favorable terms. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to continue to develop our product candidates.

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2025, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Nine months ended September 30,
	2025	2024
Net cash used in operating activities	$(20,270,491)	$(13,802,492)
Net cash provided by investing activities	2,151,977	1,757,524
Net cash provided by (used in) financing activities	(102,359)	3,793,209
Net decrease in cash and cash equivalents	$(18,220,873)	$(8,251,759)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2025, totaled $20,270,491, and consisted primarily of a net loss of $35.5 million adjusted for non-cash stock compensation of $10.8 million, a write-off of in-process research and development of $7.4 million, a decrease in the fair value of contingent consideration of $2.0 million, noncash accretion on marketable securities of $0.6 million, a decrease in accounts payable of $0.4 million, an increase in prepaid research and development of $1.1 million, an increase in accrued expenses and other current liabilities of $1.0 million and a decrease in other assets of $0.3 million and a decrease in other liabilities of $0.1 million.

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

Cash Provided by Investing Activities

Net cash flows provided by investing activities for the nine months ended September 30, 2025, totaled $2,151,977, of which $41.6 million was provided by maturity of marketable securities, $39.0 million was used for the purchase of marketable securities and $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Net cash flows provided by investing activities for the nine months ended September 30, 2024, totaled $1,757,524, of which $10.3 million was used for the purchase of marketable securities investments and $12.1 million was provided by maturity of marketable securities.

Cash Provided by (Used in) Financing Activities

Net cash flows used in financing activities for the nine months ended September 30, 2025, totaled $102,359, which consisted of $0.3 million of net proceeds from the issuance of common stock related to the exercise of stock options and $0.4 million of deferred offering costs in connection with the Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC.

Net cash flows provided by financing activities for the nine months ended September 30, 2024, totaled $3,793,209, which consisted of $3.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our May 2024 Offering and our ATM offering.

Contractual Obligations and Commitments

On April 18, 2022, we entered into an operating lease agreement through September 30, 2025 for our office space in Lexington, Massachusetts. The Lexington lease contained escalating payments during the lease period. Upon execution of this lease agreement, we prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and will be credited after the termination of the lease with the refund expected in the first half of 2026. Our total lease obligation at September 30, 2025 is $0.

On July 1, 2025, we entered into a clinical trial supply agreement in the amount of approximately $6.5 million with a clinical trial supply organization whereby the clinical trial supply organization will provide services for our PAH Phase 2b clinical study, known as IMPROVE-PAH. The total remaining contract costs as of September 30, 2025 were approximately $6.3 million. The estimated period of performance for the committed work with the clinical trial supply organization is through 2029.

On August 8, 2025, we entered into an arrangement with a contract research organization (“CRO”) to support our PAH Phase 2b clinical study known as IMPROVE-PAH in the amount of approximately $24.8 million, of which $2.5 million is subject to achievement of certain performance milestones by the CRO. The total remaining contract costs as of September 30, 2025 were approximately $19.0 million. The estimated period of performance for the committed work with the CRO is through 2027. We prepaid $1.0 million to the CRO, which will be held as a retainer until the end of the study and applied against the final invoice.

The amount and timing of any such payments related to the $2.5 million performance milestones are contingent upon the vendor meeting specific contractual criteria. As of September 30, 2025, the achievement of these milestones is not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements. We will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the milestones become probable, and the amount can be reasonably estimated.

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

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $492,827 and $2,016,111 for the three and nine month period ended September 30, 2025, which is included within operating expenses. We will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of September 30, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three and nine months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, in March 2025, the Department of Health and Human Services announced a broad-scale restructuring effort designed to significantly reduce FDA headcount. In April 2025, FDA employees began to receive reduction in force notices. In addition, over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and ceased critical activities. If a prolonged government shutdown occurs or a widespread freeze on federal funding occurs in the future, or if staffing changes prevent the FDA, USPTO or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of such regulatory agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Political uncertainty in the United States may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. For example, in early 2025, the United States imposed significant tariffs on imports from other countries, including a baseline tariff of 10% on imports into the United States and higher tariffs on multiple designated countries (including the EU Member States, China, Canada, and Mexico), such as “reciprocal” tariffs at varying rates. Such tariffs have prompted retaliatory measures from several countries, which may further escalate. On April 9, 2025, the United States announced that the imposition of most “reciprocal” tariffs would be paused for 90 days pending negotiations with the relevant countries. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government's trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. On September 25, 2025, the current U.S. administration announced 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. While pharmaceutical products are currently excluded from the baseline and “reciprocal” tariffs imposed by the United States, such tariffs still apply to the raw materials and other products necessary for the manufacture and formulation of our marketed products and product candidates. In addition, the current U.S. administration has expressed an intent to impose tariffs on pharmaceutical imports, with the stated policy objective of reshoring pharmaceutical manufacturing to the United States. Among other means, such tariffs may be imposed by the United States under Section 232 of the Trade Expansion Act of 1962, as amended, pursuant to which the U.S. Department of Commerce recently initiated an investigation to determine the effects of importing pharmaceuticals and pharmaceutical ingredients on national security. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Any reduction in our patent rights arising from our co-owned and in-licensed patents and patent applications could have a material adverse effect on our competitive position, including our ability to enforce these patents against third parties, business, financial conditions, results of operations, and prospects.

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we co-own certain patents and patent applications relating to our pro drug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications that was jointly developed with Sphaera Pharma Pte. Ltd. (“Sphaera”). Our exclusive rights to certain of these patents and patent applications are dependent, in part, on agreements between the joint owners of such patents and patent applications. If our licensors or co-owners fail to sustain the grant of exclusive licenses to us or we are otherwise unable to maintain such exclusive rights, our licensors or co-owners may be able to license these rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of our licensors and co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. We cannot guarantee that our commercial partners will abide by the terms of their agreements with us, or that ownership rights we share with certain commercial partners have or will be properly transferred to a new owner, subject to the same terms we originally agreed upon with our original partner, if those rights are subject to a bankruptcy or other liquidation proceeding following our commercial partner’s insolvency. Our licensors, including Sphaera, have in the past and may in the future, enter liquidation or other bankruptcy proceedings, and transfer assets to new entities. We cannot guarantee that our licensed rights from the new entities are or will be the same as, or similar to, the rights we obtained in the original agreements.

For example, beginning in 2023, Sphaera voluntarily entered into a process to liquidate and wind up its business under Singapore law under the supervision of an independent liquidator. While the liquidator acknowledged that all of Sphaera’s residual assets were being transferred to Pivot, questions could arise regarding the valid transfer of such assets, including the patents we co-owned with Sphaera. Pivot assumed Sphaera’s rights and obligations under Sphaera’s collaborative research and development agreement with us. On September 30, 2024, we and Pivot entered into a settlement agreement which, among other things, amended certain terms of the collaborative research and development agreement that Pivot assumed. Any reduction in our patent rights arising from our co-owned and in-licensed patents and patent applications could have a material adverse effect on our competitive position, including our ability to enforce these patents against third parties, business, financial conditions, results of operations, and prospects.

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

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	12/29/2020
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	06/29/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	3.1	001-39676	01/06/2025
3.4	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.2	001-39676	12/29/2020
4.1	Specimen common stock certificate of the Registrant	S-1	4.1	333-240036	07/23/2020
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(*) Filed herewith.

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

Inhibikase Therapeutics, Inc.

Date: November 14, 2025	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)