Form 10-K
period 2025-12-31
Inhibikase Therapeutics, Inc.
filed 2026-03-26
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the common stock, par value $0.001 per share (“Common Stock”), held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The Nasdaq Stock Market on June 30, 2025 (the last business day of the Registrant's most recently completed second fiscal quarter) was $127.3 million. Shares of the Registrant's common stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for other purposes. The number of shares of the Registrant’s Common Stock outstanding as of March 20, 2026 was 132,032,636.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

From time to time, we may use our website and our LinkedIn account at https://www.linkedin.com/company/inhibikase-therapeutics/ to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at https://www.inhibikase.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media are not incorporated into, and does not form a part of, this Annual Report.

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

•
the ability of our product's mechanism of action to deliver anti-remodeling or disease reversal benefits to patients with PAH;

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

PART I

Item 1. Business.

Company Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases, namely, Pulmonary Arterial Hypertension (“PAH”), in which aberrant signaling through type III receptor tyrosine kinases, including platelet derived growth factor receptors and a stem cell factor receptor, known as “c-Kit”, has been implicated. Our lead product candidate is IKT-001, a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), has been initiated with the activation of a small number of sites and the recent commencement of patient pre-screening activities at those sites.

IKT-001

IKT-001 emerged from our medicinal chemistry program that targeted improving drugs that inhibit Abelson Tyrosine Kinase and type III receptor tyrosine kinases. IKT-001, a novel oral prodrug of imatinib, was designed to improve areas of the molecule that might play a role in the gastrointestinal (“GI”) side effects commonly observed with imatinib. More specifically, when compared directly with imatinib in vitro, IKT-001 has significantly less inhibitory activity at target tyrosine kinases including c-Kit which has been implicated in the GI side effects of imatinib. As we considered developing IKT-001 in PAH, we also recognized that the learnings of over 20-years of oncology clinical experience with imatinib, together with changes in the standard of care for these patients, may have alleviated much of the safety risk previously observed for imatinib in PAH patients.

The first reported uses of imatinib in PAH were published in 2005 and 2006. A Phase 2, randomized controlled trial, was subsequently conducted and published in 2010 showing clinical benefit of imatinib in PAH. In 2013, the outcome of a Phase 3 study, known as IMPRES, evaluating imatinib as a treatment for PAH was published, demonstrating that imatinib may improve key parameters associated with PAH. In this study, imatinib improved exercise capacity and hemodynamics in patients with advanced PAH. The original sponsor submitted a New Drug Application (“NDA”) for the PAH indication but subsequently withdrew it, and we believe this may have been influenced by the IMPRES study’s high discontinuation rate in the imatinib group together with evidence of a bleeding risk associated with older-style anticoagulants, specifically vitamin K antagonists, for which there is a known drug-drug interaction. These studies and broader clinical experiences have been highly informative for the design of both our pro-drug, IKT-001, and the Company’s clinical development strategy for IKT-001.

A three-part dose finding/dose equivalence study in 66 healthy volunteers (known as “the 501 trial”) was completed with IKT-001 in 2023. The study was designed to evaluate the 96-hour single-dose pharmacokinetics of imatinib delivered as IKT-001 and determine the dose relationship between IKT-001 and imatinib. Based on this study it was determined that bioequivalence was established with a 300 mg dose of IKT-001 bioequivalent to a dose of 230 mg of imatinib, while a 400 mg dose of IKT-001 was established as bioequivalent to a dose of 306 mg of imatinib and a 500 mg dose of IKT-001 was established as bioequivalent to a dose of 383 mg of imatinib. We believe these doses are adequate to provide sustained target inhibition systemically and were similar to the doses of imatinib used in the Phase 3 IMPRES study in PAH.

On January 19, 2024, we met with the Food and Drug Administration (“FDA”) Hematological Malignancy Review Team (“Review Team”) in a Pre-New Drug Application (“pre-NDA”) to discuss our bioequivalence studies of IKT-001 and the potential path to approval. All questions were addressed and summarized in official meeting minutes issued by the FDA on February 12, 2024. During the meeting, we inquired whether additional clinical studies would be needed to seek approval and discussed manufacturing and quality control requirements for approval. The Review Team acknowledged that the 505(b)(2) pathway appeared to be the appropriate pathway for approval of IKT-001.

The 501 trial together with our interactions with the Review Team and our analysis of the Phase 3 IMPRES trial in PAH prompted us to file a pre-IND (“PIND”) meeting request to discuss the application of IKT-001 as a potential disease-modifying treatment for PAH. To evaluate this further, members of the Company met with the FDA Division of Cardiology and Nephrology in a PIND meeting to discuss our plan to utilize IKT-001 in a Phase 2b efficacy, safety and tolerability study in PAH. At the meeting, the FDA confirmed that IKT-001 would be viewed as a New Molecular Entity (“NME”) and that the appropriate path for approval remained the 505(b)(2) pathway. This opened up the possibility of IKT-001 being granted NME status and market exclusivity on approval. The IND was filed with the FDA on August 9, 2024 and we were cleared to initiate a Phase 2b trial on September 9, 2024 with the Company planning to initiate a Phase 2b study in 150 subjects in PAH prior to advancing to a global pivotal Phase 3 study. However, in August 2025, we submitted a Type C Meeting request to the FDA to, among other things, obtain feedback on an immediate transition to a single pivotal Phase 3 program.

Following receipt from the FDA of the Written Response from the Type C interaction on November 12, 2025, we have initiated a two-part adaptive Phase 3 study in approximately 180 sites around the world. Part A of IMPROVE-PAH is a double blind, placebo-controlled study in approximately 140 patients with a primary endpoint of PVR at Week 24. Part B adopts an identical format to Part A except the primary endpoint will be 6-minute walk distance at Week 24 in approximately 346 patients. We believe this adaptive Phase 3 study design has important advantages including (1) permitting a 12-week dose-titration phase designed to get patients to the highest tolerable dose of IKT-001; (2) uninterrupted enrollment between Part A and Part B; and (3) the ability to, if necessary, undertake a sample size re-estimation for Part B based on Part A findings. Given that we were well-advanced in initiating the previous Phase 2b study design prior to transitioning to the Phase 3 study design, we have initiated a small number of clinical sites in IMPROVE-PAH and have recently commenced patient pre-screening activities in those sites.

More recently, two contemporary studies have been published which, acknowledging the limitations of cross study comparisons and different or smaller sample and patient profiles, supports the Company’s thesis that IKT-001’s potential for improved tolerability together with gradual titration to potentially enable the maximal tolerable dose of imatinib may allow systemic exposure of imatinib to be well tolerated with the potential to provide strong efficacy to patients suffering from PAH. Firstly, the American Journal of Respiratory and Critical Care Medicine reported an open label, single arm, four (4) center study of oral imatinib in seventeen (17) World Health Organization (“WHO”) Group 1 PAH patients. The study confirmed imatinib was generally well tolerated (with zero discontinuations for study drug intolerance or side effects) and provided evidence of dose and exposure dependent improvements in total pulmonary resistance (“TPR”) that compares favorably with other novel therapies for PAH, including sotatercept and seralutinib. Furthermore, the study provided evidence of improvements in hemodynamic measures persisting after discontinuation of imatinib treatment which may suggest imatinib’s potential to reverse pulmonary vascular remodeling in PAH patients. Secondly, the American Journal of Respiratory and Critical Care Medicine reported the IMPAHCT study which was a Phase 2b study evaluating inhaled imatinib in patients with PAH receiving at least two background therapies. This study confirmed that imatinib delivered by inhalation at relatively low doses was unable to demonstrate a statistically significant therapeutic effect. Taken together, these studies re-affirm our belief that administering IKT-001 orally so as to achieve imatinib systemic exposures consistently above the half-maximal inhibition concentration, known as IC50, for the target tyrosine kinases has the dual potential of improving hemodynamics and exercise tolerance while providing robust disease-modifying improvements in efficacy in patients with PAH. In addition, the design of the IKT-001 as a pro-drug may improve tolerability and adherence which may enable consistent exposure to the maximally tolerated dose.

We have had discussions with the FDA regarding Orphan Drug Designation (“ODD”) for delivery of imatinib by IKT-001 for PAH and are in the process of applying for ODD having successfully completed the required pre-clinical studies.

We currently have global commercialization rights to IKT-001 and patent protection in the United States until 2039 for IKT-001 including potential patent term extension with upcoming patent application filings potentially extending patent protection for certain methods of treatment using IKT-001 until 2044.

PAH

PAH is a rare disease of the pulmonary microvasculature found in 15 to 50 persons per million within the United States and Europe. The estimated global PAH market size was valued at approximately $8.3 billion in 2025 and is estimated to grow at a compound annual growth rate of 3.3% through 2034. Most of the current treatments that constitute the standard of care (e.g., ERAs, PDE5s, prostacyclins) primarily act as vasodilators. In 2024, sotatercept was approved for the treatment of PAH on top of standard-of-care. Sotatercept, branded as WINREVAIR, is a recombinant fusion protein that acts as a trap for transforming growth factor-beta superfamily ligands, including activin A and bone morphogenetic protein 9. These ligands may play a role in the development and progression of PAH by promoting cell proliferation and fibrosis.

Sotatercept was launched by Merck & Co in 2024 and generated revenue of $1.44 billion in 2025 with continuous quarter-on-quarter growth since launch. The success of sotatercept has created renewed enthusiasm around the anti-proliferative pathways in PAH. As previously mentioned, imatinib inhibits type III receptor tyrosine kinases and through these pathways inhibits platelet-derived growth factor receptors which are involved in cell proliferation and migration as well as c-Kit which modulates mast cell and hematopoietic stem cell activity. Through these targets, imatinib may inhibit vascular cell proliferation, migration and fibrosis. Thus, targeting the type III receptor tyrosine kinase pathway may provide an alternate mechanism for disease modification in PAH.

Seralutinib is an inhaled small-molecule tyrosine kinase inhibitor that targets key receptors implicated in PAH pathobiology, being platelet-derived growth factor receptors (PDGFRα/β), colony-stimulating factor-1 receptor (CSF1R), and c-Kit. In preclinical PAH models, seralutinib has demonstrated anti-proliferative activity, and Phase 2 and 3 clinical studies have provided supportive evidence of tyrosine kinase pathway relevance, reinforcing the therapeutic potential of targeting PDGFR signaling as with IKT-001. Recent data from the Phase 3 PROSERA study of inhaled seralutinib in PAH did not reach the pre-specified level of statistical significance for the primary endpoint of placebo-corrected improvement in 6-minute walk distance, which may suggest that inhalation as a route of administration may not provide adequate inhibition of the target tyrosine kinases and that sustained systemic exposure of tyrosine kinase inhibitors may be required for efficacy in patients with PAH.

In contrast, IKT-001 is designed for oral administration with a systemic pharmacokinetic profile that allows for consistent inhibition of the target tyrosine kinases that have previously been shown to demonstrate important impacts on pulmonary hemodynamics and relevant functional measurements such as 6-minute walk distance. Preclinical testing confirmed oral daily IKT-001 improved hemodynamics and reversed remodeling similar to imatinib in PAH models. Further, our 501 trial identified oral doses of IKT-001 that are bioequivalent to clinically efficacious doses of imatinib. Based on our understanding of IKT-001 bioequivalence and potential improvements in tolerability, we expect IKT-001 can achieve drug concentration levels similar to or above efficacious imatinib levels when dosed appropriately.

Our Portfolio

IKT-001 In PAH

Market and Commercial Opportunity

As previously noted, pre-clinical data suggests that IKT-001 may have less gastrointestinal, or GI, side effects than oral imatinib because IKT-001, while an intact molecule in the gut, is expected to have significantly less inhibitory activity at target tyrosine kinases, including c-Kit, that have been implicated in the GI side effects of imatinib. In a non-human primate study, IKT-001 displayed a 2-2.5x GI side effect margin when compared to imatinib. This potential to improve the GI side effect profile may be important to reduce the discontinuation rates previously demonstrated in the Phase 3 IMPRES study and, importantly, to maximize exposure of imatinib in the bloodstream in the Company’s Phase 3 IMPROVE-PAH study. We have initiated a Phase 3 clinical study with the goal of eventually gaining FDA approval for the marketing of IKT-001 in the future. To achieve this goal, we will require implementation of an appropriate commercial strategy for prescribers, patients and payors. Primary research to validate our strategy with PAH prescribers suggests a commercial path exists as there remains high unmet need in the PAH market. IKT-001, if approved, will compete for market share from other therapies in PAH and could be one of only a few therapies approved that is disease modifying.

History of Business Operations and Key Events

We commenced operations in September 2008 as a Georgia limited liability company with in-licensed intellectual property relating to protein kinase inhibitors to the control of bacterial and viral infectious diseases. By 2015, we had developed our own portfolio of protein kinase inhibitors to treat bacterial and viral infections, including viral infections in the brain. During 2015, we also began our endeavors in developing product candidates for other diseases of the brain, including neurodegeneration. In 2020, we completed an Initial Public Offering and listed the Company's shares of common stock (“Common Stock”) on Nasdaq under the symbol “IKT.” Key recent operational and financing milestones are:

•
In January 2025, we reported results from the Phase 2 201 trial (“201 Trial”) and decided to pause further development of risvodetinib in favor of focusing our resources on advancing IKT-001.
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
•
In May 2025, we entered into a license agreement (the "License Agreement") with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which we granted ABLi an exclusive, sub-licensable, royalty-bearing license under the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, we are eligible to receive development and regulatory milestone payments up to $47.5 million and double-digit royalty payments based on net sales. We are also entitled to receive revenue proceed allocations following the closing of certain transactions.
•
In June 2025, we filed our shelf registration statement on Form S-3 (File No. 333-288213) and an at-the-market (“ATM”) prospectus with the Securities and Exchange Commission (the “SEC”).

•
In November 2025, we completed an underwritten public offering and raised gross proceeds of $115,000,000 through the sale of our Common Stock and pre-funded warrants.

Material Agreements

Collaborative Research and Development Agreement with Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement (“Sphaera Agreement”), with Sphaera Pharma Pte. Ltd. (“Sphaera”), to collaborate on the development of prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its preexisting intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications (the “Joint Application”) in the U.S. and India by us and Sphaera for a series of novel compounds. Under the terms of the Sphaera Agreement, as amended, certain imatinib variants (“Company Compounds”) comprising thirteen prodrug moieties detailed in the Joint Applications are owned by us. We have an exclusive license from Sphaera (even as to Sphaera) under the Joint Applications to the Company Compounds, and Sphaera is expressly prohibited from developing any Company Compound for which we have filed an IND (unless we abandon development of the Company Compound). IKT-001 is a Company Compound, and we have informed Sphaera that an IND has been filed for IKT-001.

In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity (“Pivot”). On September 30, 2024, we and Pivot agreed to amend the agreement and for us to pay $500,000 upon signing as well as a one-time payment of $4.4 million upon FDA Approval (as described in the Sphaera Agreement), with a low single digit royalty due on net sales of an FDA approved drug. The parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that we receive additional FDA Approval(s).

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

We rely on third-party contract development and manufacturing organizations (“CDMOs”), to manufacture and supply our preclinical and clinical materials to be used during development of our product candidates. Formulation and finishing services are provided through contracts on an as-needed basis, including current Good Manufacturing Practice (“cGMP”) manufacturing of active pharmaceutical ingredients.

We do not currently need commercial manufacturing capacity but will continue to evaluate viable options to support commercial supply of our products as our product candidates progress towards approval.

Commercialization Plan

We do not currently have any approved drugs and we do not expect to have any approved drugs in the near term. Therefore, we have no sales, marketing or commercial product distribution capabilities and have no experience as a company in marketing drugs. However, members of our board of directors and executive team have commercial experience and we have conducted a commercial opportunity assessment for our lead product IKT-001 for PAH in the U.S. market. We may develop our products and commercialize them ourselves, if approved, or we may license or form partnerships with other companies for commercialization of our products in the future.

Competition

The pharmaceutical industries, including in the PAH disease field, are characterized by rapidly advancing technologies, strong competition and an emphasis on intellectual property. We face substantial competition from many different sources, including large and specialty pharmaceutical companies, academic research institutions, governmental agencies and public and private research institutions. We believe that the key competitive factors affecting the success of any of our product candidates will include efficacy, safety profile, method of administration, cost, access and reimbursement, disease re-modeling capability, level of promotional activity and intellectual property protection.

Our product candidate for treatment of PAH will compete with approved treatments as well as other therapies that may be in clinical or preclinical development or that have yet to be discovered. Companies currently marketing products for PAH include large companies with significant financial resources, that include but are not limited to GlaxoSmithKline, Johnson and Johnson, United Therapeutics, Bayer Pharmaceuticals, Liquidia, Gilead Sciences, and Merck and Co. Companies currently developing products in PAH are both large companies with significant financial resources as well as smaller companies and include but are not limited to Merck and Co., GlaxoSmithKline, Regeneron, Liquidia, Novartis Pharmaceuticals, Pfizer, Gossamer Bio, and Insmed, Inc.

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

As of March 16, 2026, our IKT-001 patent portfolio included: (i) two issued patents in the United States (ii) six issued foreign patents, (iii) a pending application in the United States, (iv) a PCT application, and (v) a provisional patent application. Patents issuing from the applications in this portfolio, if granted, will expire between 2033 and 2045, not taking into account any potential patent-term adjustments or extensions that may be available in the future.

Three families of patents and applications claim compositions of matter for IKT-001 and related chemical compounds, as well as methods of using those compositions.

One family includes two issued U.S. patents: U.S. Patent No. 9,487,500, which claims a genus of compounds including IKT-001, and U.S. Patent No. 9,907,796, which claims methods of using a genus of compounds, including IKT-001, to treat certain tumoral disease and certain infectious diseases. These U.S. Patents will expire between 2033 and 2034, not including any potential patent term extensions. This family does not include any pending patent applications in the U.S. Outside the U.S., this family includes issued patents in Europe, Japan, Canada, and Australia. Outside the U.S., patents issuing from the applications in this family, if granted, will expire in 2033, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family of patents and applications is jointly owned by us and Sphaera. Under the terms of our agreement with Sphaera, described above under “ Material Agreements - Sphaera Pharma Pte. Ltd.” we have the exclusive right (including as to Sphaera) to commercialize certain compounds disclosed in these applications for which an IND has been filed, including IKT-001.

Beginning in 2023, Sphaera voluntarily entered into a process to liquidate and wind up its business under Singapore law under the supervision of an independent liquidator. The liquidator reported that all Sphaera’s assets were transferred to Pivot Investment Holdings Pte. Ltd. (“Pivot”). Pivot assumed Sphaera’s rights and obligations under our agreement with Sphaera.

Another family, includes a pending PCT application that claims certain methods of using IKT-001 to treat PAH, and certain associated pharmaceutical formulations. U.S. patents that may issue from national stage applications based on this PCT application would expire in 2045, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family is owned exclusively by us.

A further family includes a pending U.S. provisional patent application that claims certain solid forms of IKT-001 and certain associated methods. U.S. patents that may issue from national applications claiming priority to this provisional patent application would expire in 2046, not taking into account any potential patent term adjustments or extensions that may be available in the future. This family is owned exclusively by us.

Because patent term extensions in the US are limited to a maximum of five years, we expect that the U.S. Patents arising from our collaboration with Sphaera will expire no later than 2039, over five years before the expiration of patents that may issue based on our PCT application claiming methods of using IKT-001 to treat PAH. We thus expect that these future patents, if granted, will protect our planned commercialization of IKT-001 to treat PAH independently from and after the expiration of our jointly owned U.S. Patents.

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

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with cGCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it initiates at that institution. Information about certain clinical trials must be submitted within specific time frames to the NIH, for public dissemination on their www.clinicaltrials.gov website. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although sponsors are obligated to disclose the results of their clinical trials after completion, disclosure of the results can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to public notification of noncompliance, civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA, unless otherwise informed by the FDA. In particular, the Food and Drug Omnibus Reform Act (“FDORA”) enacted in the Consolidated Appropriations Act on December 29, 2022, further directs FDA to specify conditions for post-approval studies for products approved under accelerated approval that may provide additional requirements and timelines for conducting such studies. The FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA also has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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
•
the federal Physician Payments Sunshine Act requirements, under the Patient Protection and Affordable Care Act (“ACA”), which require manufacturers of certain drugs and biologics to track and report to Centers for Medicare & Medicaid Services (“CMS”), payments and other transfers of value they make to U.S. physicians, other licensed healthcare professionals, and teaching hospitals as well as physician ownership and investment interests in the manufacturer; and
•
analogous state and foreign laws and regulations, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales, and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives.

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

When conducting clinical trials in the EU, we must adhere to the provisions of the EU Clinical Trials Regulation (EU) No 536/2014 (“EU CTR”). The EU CTR requires, among other things, that the prior authorization of an ethics committee and the approval of a clinical trial authorization application by the competent authority be obtained in each applicable EU Member State before commencing a clinical trial in that EU Member State. The EU CTR replaced the previous EU Clinical Trials Directive and aims to simplify and streamline the approval of clinical trials in the EU. For example, the EU CTR implements a coordinated procedure for authorization of clinical trials (through the submission of a single application through a centralized EU portal known as the Clinical Trials Information System), and includes obligations on sponsors to publish clinical trial results.

In addition, beginning in January 2026, the Heads of Medicines Agencies, Clinical Trials Coordination Group and MedEthics EU launched a coordinated pilot initiative known as FAST-EU (Facilitating and Accelerating Strategic clinical Trials), which is intended to provide an accelerated and more predictable assessment process for certain multinational clinical trial applications submitted under the EU CTR through CTIS. FAST-EU aims for an overall duration of 70 calendar days from submission to legal decision under the EU CTR by all Member States Concerned. We have received acceptance of our clinical trial authorization application through the FAST-EU pilot scheme. FAST-EU is voluntary, subject to eligibility criteria and regulatory discretion, and operates within the framework of the EU CTR; participation does not modify the substantive scientific, safety or ethical requirements for clinical trial authorization, and there can be no assurance that participation in FAST-EU will result in authorization or shortened review timelines.

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

In the event we conduct clinical trials or provide our products in the EEA and United Kingdom (“UK”), we will be subject to data protection obligations in those jurisdictions. The collection and use of personal data in the EEA, is governed by the EU General Data Protection Regulation (“EU GDPR”), and in the UK is governed by EU GDPR in such form as incorporated into the laws of the UK (“UK GDPR”, together with EU GDPR referred to as “GDPR”). The GDPR applies to the processing of personal data of data subjects in the EEA and UK by any company established in the EEA or UK and to companies established outside the EEA or UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or UK or the monitoring of the behavior of data subjects in the EEA or UK. The GDPR sets forth data protection obligations for controllers of personal data, including stringent requirements relating to notifying data subjects about how their personal data is being handled and how they can exercise their data protection rights, ensuring there is a valid legal basis to process personal data (if this is consent, the requirements for obtaining consent carries a higher threshold), requirements to conduct data protection impact assessments for certain “high risk” processing, requirements to appoint a data protection officer where sensitive personal data is processed on a “large scale”, limitations on retention of personal data, mandatory data breach notification in certain circumstances, requirements to ensure appropriate technical measures are in place to safeguard personal data, and “privacy by design” requirements, and also creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection.

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

In the EU, an application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. Marketing authorization for an orphan drug leads to a 10-year period of market exclusivity. During this market exclusivity period, the EMA and the EU Member State competent authorities, cannot accept another application for a marketing authorization, or grant a marketing authorization, for a similar medicinal product for the same indication as the authorized orphan product. The period of market exclusivity is extended by two years for orphan medicines that have also complied with an agreed pediatric investigational plan.

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

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024 the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

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
•
The IRA also includes several provisions that will impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have at least one orphan designation and the only approved indications can be for rare diseases.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effect of IRA on our business and the healthcare industry in general is not yet known.
•
The One Big Beautiful Bill Act of 2025 (“OBBBA”) imposed significant reductions in Medicaid funding, additional work requirements for Medicaid recipients, and more frequent reenrollment requirements. These changes are expected to place substantial pressure on state Medicaid budgets, reduce enrollment, and limit covered services, which could decrease utilization of, and reimbursement for, our products, if approved.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. The Trump Administration has issued executive orders and supported proposed regulatory initiatives in 2025 that could have a significant impact on the prices that we, or any collaborators, may receive for any approved products.

On May 12, 2025, President Trump signed an executive order directing the Secretary of HHS to set and communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made, and also directing the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. The executive order further states that the Administration will take additional action (for example, examining whether marketing approvals should be modified or rescinded or considering individual drug importation waiver authorities) should manufacturers fail to offer American consumers the MFN lowest price. In July 2025, President Trump sent letters to certain pharmaceutical companies demanding that these companies extend MFN pricing to Medicaid and newly launched drugs as well as move to direct-to-consumer models priced at MFN pricing, and soliciting binding commitments by September 29, 2025. Since this time, multiple drug manufacturers have announced plans to, for certain of their drugs, lower prices to reflect similar pricing around the world, and to sell these reduced-price drugs on a direct-to-consumer purchasing platform developed by the federal government; however, it is not known what results will occur to the extent the recipients of these letters do not reduce their U.S. prices.

On December 19, 2025, CMS released two proposed rules that would incorporate MFN pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single source drugs and sole source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

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

Employees and Human Capital Resources

As of the date of this Annual Report, we had thirty-five full time employees and no part-time employees. None of our employees are represented by a labor union or covered under a collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan is to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards.

Trademarks

We use Inhibikase Therapeutics, the Inhibikase Therapeutics logo, and other marks to represent us in the United States and other countries. We have applied to federally register our primary trademarks in our primary market, the United States. Four of the six trademark applications that we filed for (INHIBIKASE (two applications) and IKT (and Design)) have issued to registration, and the fourth and fifth applications (a third application for INHIBIKASE and a second application for IKT (and Design)) have been published and are currently awaiting registration by the United States Patent and Trademark Office. We have applied to register INHIBIKASE in Australia, Canada, the EU, Japan, Switzerland and the UK. Five of the six foreign trademark applications that we filed for have issued to registration, and the sixth application is currently awaiting registration by the Canada Patent and Trademark Office. In sum, other than the two U.S. federal registrations noted above and the registrations in the ex-US territories listed above, we have not secured trademark protection for any of our trademarks or trade names in any of our other geographic markets, and failure to secure those registrations could adversely affect our business.

Available Information

We maintain an internet website at https://www.inhibikase.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investor Relations,” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report and should not be considered to be a part of this Annual Report. Our website address is included in this Annual Report as an inactive technical reference only.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to purchase, hold or sell our securities. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our securities could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Summary of Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should consider before investing in our Company.

These risks include, but are not limited to, the following:

•
We are a clinical-stage drug development company with limited resources, no revenue, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability;
•
If we are unable to successfully raise additional capital on a timely basis or on acceptable terms, our clinical trials and product development could be limited or delayed and our long-term viability may be threatened;

•
Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales and, we may never gain approval for our product candidates or, even if our product candidates are approved, generate any revenue from product sales or be profitable;
•
Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, including those we do business with, could adversely affect our operations and liquidity;
•
We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future;
•
If we fail to obtain additional financing on a timely basis or on acceptable terms, we may be unable to complete the development of and, if approved, commercialization of our product candidates;
•
Our business is highly dependent on the success of our initial product candidate, IKT-001, targeting pulmonary arterial hypertension (“PAH”);
•
Our focus on IKT-001 as a treatment for PAH may not prove successful;
•
Positive results from early preclinical or clinical studies of our product candidates including, without limitation, the Phase 3 IMPRES study, are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates;
•
We have never completed a registrational clinical trial as a company and may be unable to successfully do so with IKT-001, which may make it difficult to evaluate the prospects for our future viability;
•
Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical or earlier clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates;
•
We may encounter substantial delays in our current and planned clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all;
•
Our current and planned clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, or may require additional clinical studies to be undertaken, which would prevent, delay or limit the scope of regulatory approval and commercialization;
•
Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development;
•
We have limited manufacturing experience and the manufacture of our product candidates is complex, reliant on external expertise and capabilities, and difficulties or delays may be encountered in production;
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
•
The regulatory approval processes of the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and comparable foreign regulatory authorities are lengthy, costly, time consuming, and inherently unpredictable. Regulatory authorities have substantial discretion in the approval process and may refuse to accept an application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies;
•
We may depend on collaborations with third parties for the research, development and commercialization of any product candidates we may develop;
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

Risks Related to Our Business, Financial Condition and Capital Requirements

We are a clinical-stage drug development company with limited resources, no revenue, a limited operating history and have no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage drug development company that commenced operations in September 2008. We have limited facilities to conduct fundamental research and we have performed our research and development activities by collaboration with contract service providers, and contract manufacturers. Our direct research capabilities are very limited. As of the date of this Annual Report, we have not maintained a principal laboratory or primary research facility for the development of our product candidates. In addition, we have no products approved for commercial sale, may never gain approval of our product candidates, and have not generated revenue from product sales to date and no revenues are expected in the foreseeable future.

Drug development is a highly complex, resource intensive, uncertain undertaking that involves a substantial degree of risk. As of the date of this Annual Report, we have limited experience as a company with conducting clinical trials for our product candidates and we have not obtained marketing approval as a company for any product candidates, manufactured a commercial scale product as a company, or arranged for a third-party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Given the highly uncertain nature of drug development, we may never initiate or complete additional clinical trials for any of our product candidates, obtain marketing approval for any product candidates, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.

Our limited operating history as a company makes any assessment of our future success and viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by clinical stage pharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully or on a timely basis, our business, operating results and financial condition will suffer.

If we are unable to successfully raise additional capital on a timely basis or on acceptable terms, our clinical trials and product development could be limited or delayed and our long-term viability may be threatened.

We have experienced negative operating cash flows since our inception and funded our operations prior to our initial public offering primarily through private, state and federal contracts and grants. In February 2024, we entered into an At The Market Offering Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent, which was subsequently terminated in December 2024. In 2024, we sold 315,338 shares of our common stock pursuant to the ATM Agreement for an aggregate gross sales price of $849,188. In October 2024, we completed a private placement of approximately $110 million (“October 2024 Offering”). In June 2025, we established an “at-the-market” offering program with Jefferies LLC as sales agent with no sales completed as of December 31, 2025. In November 2025, we completed an underwritten public offering of approximately $115 million (“November 2025 Offering”). We anticipate we will need to seek additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings to complete our product development initiatives. If available, these financings could result in substantial dilution to the holders of our common stock or require contractual or other restrictions on our operations. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations. If available, any such required financing may not be available timely or in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material and adverse effect on our business, financial condition and results of operations.

Our present and future capital requirements will be significant and will depend on many factors, including:

•
the progress and results of our development efforts for our product candidates;
•
the timing and results of the Phase 3 clinical study for IKT-001 in PAH and whether holders of Series A-1 Warrants or Series B-1 Warrants elect, at their sole discretion, to exercise those warrants in accordance with their respective terms;

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

We may not be able to acquire additional funds on acceptable terms, in a timely fashion, or at all. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our development programs.

If we do not have, or are not able to obtain, sufficient funds, we may be required to delay development or commercialization of our product candidates. We also may have to reduce the resources devoted to our product candidates or cease operations. Any of these factors could harm our operating results.

Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We have never generated any revenue from product sales and, we may never gain approval for our product candidates or, even if our product candidates are approved, generate any revenue from product sales, and we may fail to generate further revenue from grants or contracts or to be profitable.

We have no products approved for commercial sale and have not generated any revenue from product sales. Our ability to successfully commercialize our existing product candidate IKT-001 depends on our ability to successfully complete our clinical development and obtain regulatory approvals, among other factors. Thus, we may not generate meaningful revenue until after we have successfully begun and completed clinical development and received regulatory approval for the commercial sale of a product candidate. We may never complete clinical development or receive regulatory approval for the commercial sale of a product candidate and thus may never generate revenue from product sales.

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

Because of the complexity, numerous risks and uncertainties associated with drug development, we are unable to predict the timing or amount of our expenses, or when, if ever, we will be able to generate any meaningful revenue or achieve or maintain profitability. In addition, our expenses could increase beyond our current expectations if we are required by the FDA or foreign regulatory agencies to perform studies in addition to those that we currently anticipate, or if there are any delays in any of our or our future collaborators’ preclinical or clinical trials or the development of any of our product candidates. Even if one or more of our product candidates is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate and ongoing compliance efforts.

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the attractiveness or suitability of the attributes of our product candidates to our customers, the ability to get reimbursement at any price and whether we own the commercial rights for that territory. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to our cash and cash equivalents and our ability to access bank financing in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the United States or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire or utilize financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents or our ability to access bank financing could adversely impact our ability to meet our operating expenses and result in breaches of our contractual obligations which could have material adverse impacts on our operations and liquidity or otherwise adversely impact our viability.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product development and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our product candidates may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates.

We have incurred significant net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital and significant risk that any potential product candidate will fail to gain regulatory approval or be commercially viable. We are a clinical-stage company and have no product approved for commercial sale. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we have incurred net losses since our inception, including net losses of

$48,259,189 and $27,519,886 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $142,679,800. We expect net losses to increase in the foreseeable future as we experience increased business costs associated with, among other things, advancing our clinical development program and potentially seeking regulatory approval of IKT-001.

We expect to continue to incur significant expenses and increasingly higher operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•
continue to invest in our research and development activities, including conducting preclinical and clinical studies and hiring additional personnel to support the conduct of those studies;
•
seek regulatory approvals and marketing authorizations for our product candidates that successfully complete the clinical trial process;
•
establish sales, marketing and distribution infrastructure and establish manufacturing capabilities to commercialize any product candidates for which we may obtain regulatory approval;
•
make milestone, royalty or other payments due under any license or collaboration agreements;
•
obtain, expand, maintain, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;
•
operate as a public company and hire additional personnel and build our internal resources in order to maintain compliance with exchange listing and Securities and Exchange Commission (“SEC”) requirements;
•
provide additional internal infrastructure to support our continued research and development operations and any planned commercialization efforts in the future; and
•
defend against any product liability claims or other lawsuits related to our products.

To become and remain profitable, we must succeed in developing and eventually commercializing a product with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials, obtaining regulatory approval, manufacturing, marketing and selling any product candidate for which we obtain regulatory approval, and satisfying post-marketing requirements, if any. We may never succeed in these activities and, even if we succeed in obtaining approval for and commercializing one or more products, we may never generate revenues that are significant enough to achieve profitability. We may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges that may adversely affect our business. Furthermore, because of the complexity, numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand the business or continue operations. A decline in our value could also cause you to lose all or part of your investment.

If we fail to obtain additional financing on a timely basis or on acceptable terms, we may be unable to complete the development of and, if approved, commercialization of our current and future product candidates.

Our operations have required substantial amounts of cash since inception and will continue to do so for the foreseeable future. Prior to our initial public offering, we financed our operations primarily through revenue generated by private, state and federal grants and contracts and subsequently through the issuance of securities in various offerings. Developing our product candidates is expensive, and we expect to continue to spend substantial amounts for research projects and, in particular, to advance IKT-001 through preclinical and clinical trials. The successful development of our current and future product candidates, obtaining regulatory approvals and launching and commercializing any product candidate will require substantial additional funding beyond the net proceeds of our securities offerings.

We had cash, cash equivalents, and marketable securities of $178,764,028 as of December 31, 2025. Our estimate as to how long we expect our working capital to be adequate to fund our operations is based on assumptions that may prove inaccurate, and we could use our available capital resources sooner than we currently expect. In addition, delays and changing circumstances may cause us to increase our spending significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control or if we choose to expand more rapidly than we presently anticipate.

We will require additional capital for the further development and, if approved, commercialization of our current and future product candidates. Additional capital may not be available when we need it, on terms acceptable to us, or at all. We have no committed source of additional capital. If adequate capital is not available to us on a timely basis, we may be required to significantly delay, scale back or discontinue our research and development programs or the commercialization of any product candidates, if approved, or be unable to continue or expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, prospects, financial condition and results of operations and cause the price of our common stock to decline. Market volatility resulting from future epidemics, pandemics or other factors could also adversely impact our ability to access capital as and when needed.

Furthermore, debt financing, if available, may require payment of interest and potentially involve restrictive covenants that could impose limitations on our flexibility to operate. Any difficulty or failure to successfully obtain additional funding may jeopardize our ability to continue the business and our operations.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

Research, development, and commercialization of pharmaceutical products is inherently risky. Our business depends on the successful preclinical and clinical development, regulatory approval and commercialization of our product candidates.

We have advanced into later-stage development for our only product candidate, IKT-001. The clinical and commercial success of IKT-001, and any future product candidate we may develop, if any, depends on a number of factors, including the following:

•
the timely and successful completion of planned and ongoing non-clinical studies and clinical trials, including our global Phase 3 clinical trial of IKT-001 in PAH, which may be significantly slower, interrupted, or costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials;
•
timely and effective investigational new drugs (“INDs”) or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates and our proposed design of clinical trials;
•
demonstrating the efficacy and safety of our product candidates in the intended indication to the satisfaction of various parties, including without limitation, applicable regulatory authorities, physicians, patients and payors;
•
whether we are required by the FDA or similar foreign regulatory agencies to conduct additional studies beyond those planned to support the approval and commercialization of our product candidates;
•
the effect of current or future health care or other applicable legislation in the United States and globally in regions or countries where we conduct clinical trials or seek regulatory or marketing approval;
•
achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with their contractual obligations and with all regulatory requirements applicable to our product candidates;
•
the ability of contract research organizations (“CMOs”) with whom we contract to manufacture adequate clinical trial and commercial supplies of our product candidates, to remain in good standing with regulatory agencies and to develop, validate and maintain commercially viable manufacturing processes that are compliant all applicable regulations and requirements including, without limitation, certified Good Manufacturing Practices (“cGMP”);
•
establishing and maintaining patent and trade secret protection or regulatory exclusivity for our product candidates;
•
receipt of marketing approvals from applicable regulatory authorities on a timely basis or at all;
•
commercial launch of our product candidates, if approved;
•
maintaining an acceptable safety profile of our products following approval;
•
effective competition with other therapies including, without limitation, competing with much larger companies who may possess more capital, experience and capabilities;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of our products following approval; and
•
building and maintaining an organization of people who can successfully develop, sell and distribute our product candidates.

We may not be successful in our efforts to further develop current or future product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Each of our product candidates will require significant clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all. If we are unable to develop, or obtain regulatory approval for, or, if approved, successfully commercialize our product candidates, we may not be able to generate sufficient revenue to continue our business.

Positive results from early clinical or preclinical studies of our product candidates including without limitation, the Phase 3 IMPRES study, are not necessarily predictive of the results of later preclinical studies and any current and future clinical trials of our product candidates. If we cannot show positive results or replicate any positive results from our earlier clinical or preclinical studies of our product candidates in our later preclinical studies and current and future clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any positive results from clinical or preclinical studies of our product candidates may not necessarily be predictive of the results from later preclinical studies and current and future clinical trials. Similarly, even if we are able to complete our current clinical studies or any future clinical trials of our product candidates according to our current development timeline, the positive results from such clinical or preclinical studies and current and future clinical trials of our product candidates, if any, may not be replicated in subsequent preclinical studies or clinical trial results.

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

We have never completed a registrational clinical trial as a company and may be unable to successfully do so with IKT-001, which may make it difficult to evaluate the prospects for our future viability.

The conduct of a clinical trial is a long, expensive, complicated and highly regulated process. Although our employees, consultants and/or advisors have conducted successful clinical trials and made regulatory submissions in the past across various therapeutic areas while employed at other companies, we, as a company, have not completed any registrational clinical trials. We cannot be certain that our Phase 3 clinical trial of IKT-001 will be completed on time, if at all, or that IKT-001 in PAH will be acceptable to the FDA or other regulatory authorities, or that, if approval is obtained, IKT-001 can be successfully commercialized. Clinical trials and commercializing IKT-001 will require significant additional financial and management resources, and reliance on third party clinical investigators, contract research organizations (“CROs”), consultants or collaborators. Relying on third party clinical investigators, CROs or collaborators may result in delays that are outside of our control. If our clinical development program, clinical trials or commercialization of IKT-001 were to fail, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

Our clinical trials may reveal significant adverse events, toxicities or other side effects not seen in our preclinical or earlier clinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

In order to obtain marketing approval for any of our product candidates, we must demonstrate the safety and efficacy of the product candidate for the relevant clinical indication or indications through clinical trials as well as additional supporting data. If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected, or that compare unfavorably with our competitors, we may need to interrupt, delay or abandon their development or limit development to more narrow uses or sub populations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective.

We cannot guarantee that any positive results in preclinical studies will successfully translate to human patients. Additionally, we cannot guarantee that additional preclinical studies will show positive results. It is not uncommon to observe results in human clinical trials that are not expected based on preclinical testing, and many product candidates fail in clinical trials despite promising preclinical results in earlier clinical trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, including by regulatory authorities, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products. Subjects in our planned clinical trials may suffer significant adverse events or other side effects not observed in our preclinical studies or earlier clinical trials. The observed potency and kinetics of our product candidates in preclinical studies may not be observed in human clinical trials. We have tested the dosing frequency and route of administration of our product candidates in preclinical studies, which has informed our dosing strategy for our clinical trials. However, such dose and route of administration may not result in sufficient exposure or pharmacological effect in humans and may lead to unforeseen toxicity not previously observed in prior testing. Additionally, our pro-drug technology has not been tested in multi dosing or longer-term clinical trials in PAH and we may observe results in our Phase 3 clinical trial of IKT-001 in PAH that are unexpected and/or not positive, or which may not otherwise support approval by regulatory authorities. Further, if our planned clinical trials of our product candidates fail to demonstrate efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

If significant adverse events or other side effects are observed in any of our current and future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of the trial or improperly administer their respective dose, or we may be required to abandon the trial or our development efforts of that product candidate altogether. We, the FDA or other applicable regulatory authorities, or an institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the pharmaceutical industry that initially showed therapeutic promise in early-stage studies have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the drug from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies or could require a REMS plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers, and/or other elements to assure safe use. Any of these developments could materially harm our business, financial condition and prospects.

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

One of our strategies is to identify and pursue clinical development of additional product candidates. All of our programs have historically been in the research, discovery, preclinical or clinical stages of development. Identifying, developing, obtaining regulatory approval and commercializing additional product candidates will require substantial additional funding beyond our current financial resources and is prone to the risks of failure inherent in drug development. We may not be able to successfully identify or acquire additional product candidates, advance any of these additional product candidates through the development process, successfully commercialize any such additional product candidates, if approved. If we are unable to successfully identify, acquire, develop and commercialize additional product candidates or on terms that are acceptable to us or at all, our commercial opportunity may be limited.

If any of our product candidates successfully completes its planned clinical trials, we plan to seek regulatory approval to market such product candidates in the United States, the European Union (“EU”), and in additional foreign countries where we believe there is a viable commercial opportunity. We have never commenced, compiled or submitted an application seeking regulatory approval to market any product candidate of ours. We may never as a company receive regulatory approval to market any product candidates even if such product candidates successfully complete clinical trials, which would adversely affect our viability. To obtain regulatory approval in countries outside the United States, we must comply with numerous and varying regulatory requirements of such other countries regarding safety, efficacy, chemistry, manufacturing and controls, clinical trials, commercial sales, pricing, and distribution of our product candidates. We may also rely on collaborators or partners to conduct the required activities to support an application for regulatory approval, and to seek approval, for one or more of our product candidates. We cannot be sure that collaborators or partners will conduct these activities or do so within the cost and time frame we desire. Even if we (or our collaborators or partners) are successful in obtaining approval in one jurisdiction, we cannot ensure that we will obtain approval in any other jurisdictions. If we are unable to obtain approval for our product candidates in multiple jurisdictions, our revenue and results of operations could be negatively affected.

Even if we receive regulatory approval to market any of our product candidates, whether for the treatment of cardiopulmonary diseases or other diseases, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace or be more effective than other commercially available alternatives.

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

Our current and planned clinical trials are expensive, time consuming, complex to manage and subject to uncertainty. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. We cannot be sure that submission of an IND, or, in the EU, a clinical trial authorization application (“CTA”), will result in the FDA or competent authorities of the applicable EU member states allowing clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our current or future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include:

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
•
imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including, but not limited to, after review of an IND or amendment, CTA or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from an inspection of our clinical trial operations or study sites; developments in trials conducted by competitors that raise FDA or other regulatory authority concerns about risk to patients broadly; or if the FDA or another regulatory authority finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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
•
developments with current or future treatment options or changes in the standard of care for patients with PAH;
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

Any inability to successfully initiate or complete current or future clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions or otherwise cease or restart clinical trials. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such trial or by the FDA, competent authorities of the EU member states or any other regulatory authority, or if the Investigational Review Boards (“IRBs”) of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, competent authorities in the EU member states or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. We may be subject to clinical holds for other product candidates in the future and our progress in the development of this program could be significantly slowed and the associated costs may be significantly increased, which could adversely affect our business, prompt us to cease development of this program entirely and cause our stock price to decline.

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
•
the occurrence of future epidemics or pandemics or similar public health crises;
•
the design of a trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•
changes in regulatory requirements in countries in which we conduct our clinical trials;
•
clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will not complete such trials, for any reason.

Our current and planned clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of our product candidates, or may require additional clinical studies to be undertaken, which would prevent, delay or limit the scope of regulatory approval and commercialization.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies of our product candidates, including the Phase 3 IMPRES clinical trial, may not be predictive of the results of early-stage or later-stage clinical trials, and results of early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of our planned clinical trials in one set of patients or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

Even if our planned clinical trials were to be successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more preclinical or clinical trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential.

Clinical development is a lengthy and expensive process with an uncertain outcome, and failure can occur at any stage of clinical development. If we are unable to design, conduct and complete our current and planned clinical trials successfully, our product candidates will not be able to receive regulatory approval.

In order to obtain FDA approval for any of our product candidates, we must submit to the FDA a New Drug Application (“NDA”) with substantial evidence that demonstrates that the product candidate is both safe and effective in humans for its intended use. This demonstration will require significant research, preclinical studies and clinical trials.

Clinical trials are time-consuming, expensive, and difficult to design and implement, in part because they are subject to rigorous requirements and the outcomes are inherently uncertain. Clinical testing may take many years to complete, and failure can occur at any time during the clinical trial process, even with active ingredients that have previously been approved by the FDA as safe and effective. Specifically, previous approval of imatinib by the FDA for various cancer indications does not indicate that we will successfully complete our clinical trial of IKT-001 or, in such case, gain regulatory approval. While in November 2024, we received authorization for our Phase 2 trial (702 trial) for IKT-001 for PAH and in November 2025 we received a Written Response from the Type C interaction from the FDA for a Phase 3 study, we could encounter challenges, delays or unexpected events that could halt our planned clinical trials or require us to repeat or restart such clinical trials. If patients participating in our current and planned clinical trials suffer drug-related adverse actions during the course of such clinical trials, and we or the FDA believe that patients are being exposed to unacceptable health risks, or no meaningful benefits are observed from our product candidates, such clinical trials may have to be suspended or terminated. For example, in June 2024, Aerovate Therapeutics confirmed Phase 2b clinical trial results for its inhaled imatinib product candidate for PAH did not meet its primary endpoint for improvement in pulmonary vascular resistance versus placebo with this clinical program subsequently being terminated. More recently, Gossamer Bio, Inc., confirmed that its PROSERA Phase 3 clinical trial studying seralutinib, also a tyrosine kinase inhibitor, failed to meet its primary endpoint. Suspension, termination or the need to repeat a clinical trial can occur at any stage and could materially harm the future of our business.

The clinical trial success of each of our product candidates depends on reaching statistically significant changes in patients’ symptoms based on various pre-specified endpoints including clinician-rated scales. There may be a lack of consensus regarding standardized processes for assessing these endpoints. Accordingly, the scores from our clinical trials may not be reliable, useful or acceptable to the FDA or other regulatory agencies.

Changes in standards related to patient care or clinical trial design could have a material adverse effect on our ability to design and conduct clinical trials as planned. For example, we expect to conduct our Phase 3 clinical trial comparing our product candidate, IKT-001, to placebo, but regulatory authorities may not allow us to compare our product candidate to a placebo in a particular clinical indication where approved products are available. In that case, both the cost and the amount of time required to conduct such a planned clinical trial could increase. The FDA may disagree with our trial design and our interpretation of data from our planned clinical trials or may change the requirements for approval even after it has reviewed and commented on the design for our planned clinical trials. The FDA may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-approval clinical trials. In addition, the FDA may restrict or not approve the labeling claims or removal of certain warnings that we believe are necessary or desirable for the successful commercialization of our product candidates. Approval may be contingent on a REMS, which could have a material adverse effect on the labeling, distribution or promotion of a drug product.

Any of these delays or additional requirements could cause our product candidates to be delayed, not be approved, or if approved, significantly impact the timing and commercialization of our product candidates and significantly increase our overall costs of drug development.

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

The development and commercialization of new drug products is highly competitive. Moreover, the cardiopulmonary field is characterized by strong and increasing competition, and a strong emphasis on intellectual property. Our competitors may be able to develop other compounds, drugs, cellular or gene therapies that are able to achieve similar or better results. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies and specialty pharmaceutical companies worldwide. Potential competitors also include, without limitation, academic institutions, government agencies, and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.

There are a number of pharmaceutical and biotech companies that are currently pursuing the development of products for the treatment of the cardiopulmonary disease indications for which we have research programs or have commenced clinical development. Companies developing therapeutics in the cardiopulmonary disease area include but are not limited to GlaxoSmithKline, Johnson and Johnson, United Therapeutics, Liquidia, Insmed, and Merck and Co. Companies currently developing products in PAH are both large companies with significant financial resources as well as smaller companies and include but are not limited to Merck and Co., Apollo Therapeutics, Novartis Pharmaceuticals, Pfizer, Gossamer Bio, and Insmed, Inc. In addition to competition from other companies targeting cardiopulmonary indications, any products we may develop may also face competition from other types of therapies using distinct treatment modalities.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and clinical development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of the same disease indications as our product candidates, which could give such products significant regulatory and market timing advantages over any of our product candidates. Our competitors also may obtain FDA, European Commission or other regulatory approval for their products more rapidly, or with preferential labeling terms, than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA or European Commission for indications our product candidates are targeting, which could result in our competitors establishing a strong market exclusivity position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitors.

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

We have limited manufacturing experience and the manufacture of our product candidates is complex, reliant on external expertise and capabilities, and difficulties or delays may be encountered in production. If such difficulties are encountered or failure to meet regulatory standards occurs, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

The processes involved in manufacturing our drug product candidates are complex, expensive, highly-regulated and subject to multiple risks. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, delays to clinical trials and other supply disruptions. Further, as product candidates are developed through preclinical studies to potential future clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our current and planned clinical trials or other future clinical trials. We expect to rely on third-party manufacturers for the manufacturing of our products.

In order to conduct our current and planned or future clinical trials of our product candidates, or supply commercial products, if approved, we will need to have them manufactured in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. Furthermore, if any third-party manufacturers with whom we contract fails to perform its obligations or is unable to maintain required regulatory approvals or other consents, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. The technical skills required to manufacture our current or future products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates, gain regulatory approval or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our current or future product candidates that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer produce our current or future product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

In addition, quality issues may arise at any time including during scale-up activities. If our manufacturing partners are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or become infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. The same risks would apply to our internal manufacturing facilities, should we in the future decide to build internal manufacturing capacity. In addition, building internal manufacturing capacity would carry significant risks in terms of being able to plan, design and execute on a complex project to build manufacturing facilities in a timely and cost-efficient manner.

In addition, the manufacturing process for any products that we may develop is subject to the FDA, EMA and foreign regulatory authority approval processes and continuous oversight, and we will need to contract with manufacturers who can meet all applicable FDA, EMA and foreign regulatory authority requirements, including complying with current good manufacturing practices, or on an ongoing basis. If we or our third-party manufacturers are unable to reliably produce products to specifications acceptable to the FDA, EMA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize such products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our third-party manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA, EMA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our business, prospects, financial condition, results of operations and growth prospects.

In recent years, Congress has increased scrutiny of U.S. interactions with certain China-based biotechnology companies, including through enactment of the BIOSECURE Act as part of the FY 2026 National Defense Authorization Act. BIOSECURE establishes a federal procurement and funding restriction framework that, once implemented through updates to the Federal Acquisition Regulation, will restrict federal agencies, federal contractors, and certain federal grant and loan recipients from procuring or using specified biotechnology equipment or services produced or provided by designated “biotechnology companies of concern,” including entities identified on the Department of Defense’s Section 1260H list of Chinese military companies. If we purchase services or products from, or otherwise collaborate with, entities that are or become designated as biotechnology companies of concern, such relationships could adversely affect our ability, or the ability of our customers, collaborators, or other counterparties, to contract with, or receive funding from, the U.S. government, and could require changes to our supply chain, research collaborations, commercial arrangements, or transaction planning.

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

We do not have a sales or marketing infrastructure, nor have we sold, marketed, or distributed pharmaceutical products as a company. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a sales, marketing, and commercial support infrastructure to sell, or participate in sales activities with our collaborators for, some of our product candidates if and when they are approved.

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
•
the extent to which physicians accept or recommend our products to their patients;
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
•
changes to prescription patterns or the standard of care for patients with PAH;
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

Under the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”), a pharmaceutical manufacturer may file an ANDA, seeking approval of a generic copy of an approved, small molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA under section 505(b)(2) that references the FDA’s prior approval of the small molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2)NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Notice of the certification must be given to the innovator, too, and if within 45 days of receiving notice the innovators sue to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

We face an inherent risk of product liability as a result of the preclinical and clinical testing of our product candidates and will face an even greater risk when and if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during preclinical or clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under various legislation including, without limitation, state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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
•
the inability to source additional capital to support operations;
•
becoming financially unviable; and
•
a decline in the price of our common stock.

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

Risks Related to Regulatory Approval and Other Legal Compliance Matters

The regulatory approval processes of the United States Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and comparable foreign regulatory authorities are lengthy, costly, time consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.

The time required to obtain approval by the FDA, European Commission and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application, may disagree with our regulatory strategy or proposed pathway for approval or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. The U.S. Supreme Court’s July 2024 decision to overturn prior established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. We have not submitted for, or obtained regulatory approval for any product candidate, and it is possible that IKT-001 nor any product candidates we may seek to develop in the future will ever obtain regulatory approval.

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

We plan to seek FDA approval through the Section 505(b)(2) regulatory pathway for IKT-001. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, added Section 505(b)(2) to FDCA, however there can be no certainty that we will gain such approval. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FDCA, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidates by potentially decreasing the amount of clinical data that we would need to generate in order to obtain FDA approval.

On January 19, 2024, our members along with its medical oncology consultants met with the Division of Hematologic Malignancies I (“DHMI”) at the FDA in a Pre-NDA meeting to discuss our bioequivalence studies of IKT-001 and its path to approval. DHMI acknowledged that the 505(b)(2) pathway appears to be the appropriate pathway for approval of IKT-001 and indicated that, pending formal review of our clinical data, clinical studies completed to date indicate that 600 mg and 800 mg IKT-001 provides similar exposures to 400 mg and 600 mg imatinib mesylate, respectively, subject to review of the NDA upon filing. DHMI also discussed the possible difference between IKT-001 and imatinib mesylate absorption in the gut and recommended that we evaluate whether IKT-001 and imatinib mesylate behave differently with respect to certain gut transporters that regulate absorption. We are initiating the pre-clinical test to evaluate this further to ensure that delivery of imatinib by IKT-001 mimics imatinib mesylate in all respects.

Further, in November 2025 we received a Written Response from the Type C interaction from the Division of Cardiology and Nephrology (“DCN”) at FDA for a Phase 3 study in which the FDA confirmed that our proposed approach to rely on a single adequate and well-conducted Phase 3 clinical trial with a primary endpoint of 6-minute walk distance to provide substantial evidence of effectiveness of IKT-001 to improve exercise capacity in patients with PAH pursuant to the 505(b)(2) NDA pathway is reasonable. In addition, DCN confirmed with the 505(b)(2) regulatory pathway. We expect to request milestone-based meetings with the Review Team to ensure the Company and the Review Team remain aligned as we complete the necessary preclinical, clinical, manufacturing and quality control requirements for potential approval, but there is no guarantee that Review Team interactions will ultimately lead to the approval of IKT-001 or any other product candidates we may develop.

If the FDA does not approve the NDA under the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional preclinical and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for these product candidates, and complications and risks associated with these product candidates, would likely substantially increase. We could need to obtain more additional funding, which could result in significant dilution to the ownership interests of our then existing stockholders to the extent we issue equity securities or convertible debt. We cannot assure you that we would be able to obtain such additional financing on terms acceptable to us, if at all. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway would likely result in new competitive products reaching the market more quickly than our product candidates, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidates will receive the requisite approvals for commercialization.

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

Moreover, even if our product candidates are approved under Section 505(b)(2), the approval may be subject to limitations on the indicated uses for which the products may be marketed or to other conditions of approval or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Over the last several years, the U.S. government has shut down multiple times, and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. Without appropriation of necessary funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, leadership and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions and personnel turnover, as a result of leadership changes, staff reductions or otherwise, at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. There is also substantial uncertainty as to how regulatory reform measures being implemented by the current U.S. administration, and other political developments, such as government shutdowns or work stoppages, would impact other U.S. regulatory agencies, such as the FDA, SEC and U.S. Patent and Trademark Office (“USPTO”), on which our operations rely. For example, over the last several years, including beginning on October 1, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and ceased critical activities. If a prolonged government shutdown occurs or a widespread freeze on federal funding occurs in the future, or if staffing changes prevent the FDA, USPTO or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, including formal and informal interactions with product developers, it could significantly impact the ability of such regulatory agencies to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We have filed clinical trial authorization applications for clinical trial sites in countries outside of the United States for our IKT-001 Phase 3 clinical trial, including the EU, and we may in the future choose to add other clinical trial sites or countries outside the United States. We presently intend to source of a majority of our clinical sites and patients for our Phase 3 clinical trial for IKT-001 in PAH outside of the United States. Study data from clinical trials conducted outside the United States or another jurisdiction may not be acceptable to the FDA, EMA or applicable foreign regulatory authority or may otherwise be subject to certain limitations or conditions. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the FDA can validate the data through an onsite inspection, the FDA deems is necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical significance, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA, EMA or any applicable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction, and could significantly harm our business, prospects, financial condition, and results of operations. Additionally, recent policy proposals in the United States may, if enacted in the future, make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive requirements imposed by the FDA, EMA and comparable foreign regulatory authorities, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA or marketing authorization application (“MAA”). Accordingly, we and others with whom we work must continue to expend significant time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval (including the requirement to implement a REMS) or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our products in general or in specific patient subsets. If original marketing approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical trial to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

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

We may seek orphan drug designation for our product candidates, we may be unable to maintain the benefits associated with orphan drug designation, including market exclusivity, for IKT-001, and may be unable to obtain such a designation for other product candidates. This may cause our revenue, if any, to be reduced.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for an indication for which it does not have orphan designation, the approval will not be eligible for orphan exclusivity. If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the indication for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other NDA or BLA applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances such as a showing of clinical superiority to the product with orphan exclusivity or if the FDA finds that the holder of the orphan exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan product to meet the needs of patients with the disease or condition for which the drug was designated. As a result, even if one of our product candidates receives orphan exclusivity, the FDA can still approve other drugs that have a different active ingredient for use in treating the same indication or disease. Furthermore, the FDA can waive orphan exclusivity if we are unable to manufacture sufficient supply of our product. Also, the FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. If we lose orphan drug designation in the future for IKT-001 the development costs may outweigh the economic benefits from FDA approval, if any, and commercialization.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. Even if we receive breakthrough therapy designation, the receipt of such designation for a product candidate may not result in a faster development of any product candidate or approval process for product candidate. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In particular, under the FDORA, the FDA must specify the conditions for any post-approval trials by the date of accelerated approval and the agency has flexibility in setting forth such conditions, which may include enrollment targets, clinical trial protocol and milestones – including the target date of trial completion. The FDA may also require, as appropriate, that certain confirmatory trials be underway prior to accelerated approval or within a specified time from the date of approval. Accelerated approval sponsors must submit progress reports every six months on required post-approval trials. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress.

In addition, in the EU, we may seek to participate in the PRIority MEdicines (“PRIME”) scheme for our potential product candidates. The PRIME scheme is intended to encourage development of products in areas of unmet medical need and accelerated assessment of products representing substantial innovation, where the marketing authorization application will be made through the centralized procedure in the EU. Products from small-and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies on the basis of compelling non-clinical data and tolerability data from initial clinical trials. Eligible products must target conditions for which there is an unmet medical need (no treatment option exists in the EU or the product can offer a major therapeutic advantage over existing treatments). Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and the possibility of accelerated marketing authorization application assessment once a dossier has been submitted. There is no guarantee, however, that our potential product candidates would be deemed eligible for the PRIME scheme and, even if we do participate in the PRIME scheme, where during the course of development a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn. PRIME eligibility does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval.

Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many foreign jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of IKT-001 or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell a product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section of this Annual Report titled “Business—Government Regulation —Other U.S. Regulatory Matters.”

Our revenue prospects could be affected by changes in healthcare spending and policy in the United States and abroad. We operate in a highly regulated industry and new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to healthcare availability, the method of delivery or payment for healthcare products and services could negatively impact our business, operations and financial condition. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

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

We are exposed to the risk of fraud, negligence, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to:

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

Healthcare providers, physicians and payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain marketing approval. Our future arrangements with payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any product candidates for which we may obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security, and physician and other healthcare provider payment transparency laws and regulations. Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. Restrictions under applicable federal, state and foreign healthcare laws and regulations may affect our ability to operate and expose us to areas of risk, including:

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
•
the federal Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services under the Open Payments Program, information related to payments or other transfers of value made to physicians, and other types of licensed healthcare professionals, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members, as well as other state and foreign laws regulating marketing activities;
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

We and any contract manufacturers and suppliers we currently or may in the future engage are subject to numerous federal, state, and local environmental, health, and safety laws, regulations, and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air, and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our past facilities and at third-party facilities. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Federal and state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act (“CCPA”) gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Similar laws have been passed in numerous other states. Although many of the existing state privacy laws exempt clinical trial information and health information governed by HIPAA, future privacy and data protection laws may be broader in scope. The existence of a variety of comprehensive privacy laws in different states would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. Moreover, a number of other states have passed or proposed more limited privacy laws that focus on specific issues including health, genetic, and biometric information, such as Washington state’s My Health My Data Act, which has a private right of action that further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, state laws such as the Texas Genomic Privacy Act and others focus specifically on genetic information. At the federal level, the FTC has used its authority over “unfair or deceptive acts or practices” to impose stringent requirements on the collection and disclosure of sensitive categories of personal information, including health information. Moreover, the FTC’s expanded interpretation of a “breach” under its Health Breach Notification Rule could impose new disclosure obligations that would apply in the event of a qualifying breach.

Similar to the laws in the United States, there are significant and evolving privacy and data security laws that apply in Europe and other countries. The collection, use, disclosure, transfer or other processing of personal information, including personal health information, regarding individuals who are located in the European Economic Area (“EEA”) and the UK and the processing of personal information that takes place in the EEA and UK, is regulated by the EU General Data Protection Regulation, or EU GDPR, with respect to the EEA, and the UK General Data Protection Regulation, or UK GDPR, with respect to the UK, and collectively with the EU GDPR referred to as the “GDPR” in this report unless specified otherwise. The GDPR applies to all organizations processing or holding personal information of EEA and/or UK data subjects (regardless of the organization’s location) as well as to organizations outside these jurisdictions that offer goods or services in the EEA and UK, or that monitor the behavior of EEA and/or UK data subjects. The GDPR imposes extensive obligations on companies that process personal information, including requirements relating to lawful bases for processing, transparency, consent where required, security safeguards, data processing agreements, data subject rights, breach notification, record-keeping, data protection impact assessments and, in some cases, appointment of a data protection officer. It also restricts transfers of personal information outside the EEA and UK (including to the US). Breaches can result in significant penalties (up to €20 million / £17.5 million or 4% of global annual turnover, whichever is higher), and data subjects have rights to lodge complaints and seek compensation.

These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

The federal government and several states have also taken steps to restrict data transactions involving countries outside the U.S. For example, the Department of Justice’s January 8, 2025, Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, prohibits transfers of certain types of data, including health data, genetic data, and biospecimens, to countries of concern, including China. The rule also prohibits covered businesses from engaging in certain investment agreements, employment agreements or vendor agreements involving such data and countries of concern, absent specified cybersecurity controls. Actual or alleged violations of these laws and regulations may be punishable by criminal and/or civil sanctions, result in exclusion from participation in federal and state programs or restrict our ability to use certain vendors, sites, investigators, or service providers in global clinical trials.

Risks Related to Our Reliance on Third Parties

We currently rely on and expect to continue to rely on third parties to conduct our clinical trials and preclinical testing, as well as future research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, research, or testing.

We currently rely and expect to continue to rely on numerous third parties, such as CROs, clinical data management organizations, medical institutions, subject-matter experts and consultants, and clinical investigators, to conduct our research, preclinical testing and clinical research and current clinical trial and will rely on such third parties to conduct any future clinical trials. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations at any time. If we need to enter into alternative arrangements, it will delay our product development activities and increase our costs.

Our reliance on these third parties for research and development activities is significant and reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that any current or future clinical trials would be conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with cGCPs for conducting, recording, and reporting the results of any current or future clinical trials to assure that data and reported results are credible, reproducible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. We also are required to register any current or future clinical trials and post the results of completed clinical trials on a government-sponsored database within certain time frames. Failure to do so can result in fines, adverse publicity, and civil and criminal sanctions.

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

Switching or adding additional CROs involves delays, additional cost and requires management time and focus. Identifying, qualifying and managing performance of third-party service providers can be difficult, time-consuming and cause delays in our development programs. In addition, there is a natural transition period when a new CRO commences work and the new CRO may not provide the same type or level of services as the original provider. If any of our relationships with our CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines.

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

We may depend on collaborations with third parties for the research, development and commercialization of any product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We may work with third-party collaborators for the development and commercialization of any product candidates we may develop. Our collaborators may include large and mid-size pharmaceutical companies and, regional and national pharmaceutical companies. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

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

We may face significant competition in seeking appropriate collaborations. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely or cost effective basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

We completely outsource all our manufacturing and do not currently have any manufacturing facilities and we do not intend to develop or otherwise acquire any such facilities in the foreseeable future. We currently rely on third-party manufacturers for the manufacture of our materials for preclinical studies and current clinical trial and expect to continue to do so, including for any future clinical trials, unless we choose to establish our own manufacturing facilities for preclinical studies, any current and future clinical trials and for commercial supply of any product candidates that we may develop.

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

As we scale up manufacturing of our product candidates and conduct required stability testing, we may encounter product, packaging, equipment and process-related issues that may require refinement or resolution in order to proceed with any current or future clinical trials and obtain regulatory approval for commercial marketing. In the future, we may identify impurities or otherwise experience other manufacturing non conformances, which could result in increased scrutiny by regulatory authorities, suspensions or delays in our clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for our product candidates.

We depend on third-party suppliers for key raw materials used in the manufacturing processes for our product candidates, and the loss of these third-party suppliers or their inability to supply us with adequate raw materials could harm our business.

We completely outsource all manufacturing and rely exclusively on third-party suppliers for the raw materials required for the production of our product candidates. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of raw materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors who are larger than we are and who may possess, among other things, more buying power than we do. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements. Any supply interruption in limited or sole source draw materials could materially harm the ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for future clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

We are dependent on third-party manufacturers, including manufacturers currently located in China, and any inability to obtain products from any such manufacturers could harm our business.

Our current and future product candidates are expected to be manufactured in whole or in part by companies that are located in China. While we are diversifying our manufacturing footprint, we expect to remain partially dependent on manufacturers located in China for the foreseeable future. This concentration exposes us to risks associated with doing business globally. The political, legal and cultural environment in China is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region could have a material adverse effect on our business, operating results and financial condition.

Political uncertainty in the United States or other countries may result in significant changes to U.S. trade policies, treaties and tariffs, potentially involving trade policies and tariffs regarding China as well as other countries in which our third-party manufacturers may operate, including the potential disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. For example, in 2025 and 2026, the United States imposed significant tariffs on imports on its trading partners, including the EU Member States, China, Canada, and Mexico. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. While certain tariffs were subsequently suspended, modified, or temporarily reduced, and the U.S. Supreme Court ruling in February 2026 invalidated a significant portion of the tariffs previously imposed by the U.S. government under emergency statutory authority, the Trump administration has indicated its intention to pursue alternative statutory mechanisms to reinstate or impose new tariffs. In addition, the Trump administration has threatened to continue to broadly impose tariffs, which could lead to corresponding punitive actions by the countries with which the U.S. trades. The applicability of, and lack of clarity around, trade tariffs imposed by the U.S. government and retaliatory tariffs imposed by other governments may have a significant impact on the financial condition of companies. In addition, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S. It is not yet clear whether these tariffs would apply to the importation of active pharmaceutical ingredients and possibly bulk drug products that are intended for use in clinical trials and not for commercial sale, which could increase the costs of materials for our clinical trials. Any direct tariffs, if imposed on pharmaceutical products, may result in increased costs for raw materials and contract manufacturing services, reduced ability to source critical contract manufacturing organizations, and a delay in our development timelines. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries for compositions of matter for each of our product candidates and any other technologies we may develop. We seek to protect our proprietary position by prosecuting intellectual property and filing patent applications in the United States and abroad relating to our product candidates, as well as other technologies that are important to our business. Given that the development of our technology and product candidates still in process, our intellectual property portfolio with respect to certain aspects of our technology and product candidates is at an early stage. We have filed patent applications on aspects of our technology and core product candidates. Some of these have issued as patents, however, there can be no assurance that any pending patent applications will issue as granted patents. Furthermore, in some cases, we have only filed provisional patent applications on certain aspects of our technology and product candidates and each of these provisional patent applications is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of the filing date of the applicable provisional patent application. Any failure to file a non-provisional patent application within this timeline could cause us to lose the ability to obtain patent protection for the inventions disclosed in the associated provisional patent applications. Furthermore, in some cases, we may not be able to obtain issued claims covering compositions relating to our product candidates, as well as other technologies that are important to our business, and instead may need to rely on filing patent applications with claims covering a method of use and/or method of manufacture for protection of such product candidates and other technologies. There can be no assurance that any such patent applications will issue as granted patents, and even if they do issue, such patent claims may be insufficient to prevent third parties, such as our competitors, from utilizing our technology. Any failure to obtain or maintain patent protection with respect to our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We or our licensors may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings or other similar proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, our owned or in-licensed patent rights, allow third parties to commercialize our product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we, or one of our licensors, may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our licensor’s priority of invention or other features of patentability with respect to our owned or in-licensed patents and patent applications. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our product candidates and other technologies. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

We have entered into a license agreement with third a party and may need to obtain additional licenses from others to advance our research or allow commercialization of product candidates. It is possible that we may be unable to obtain additional licenses at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates, or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

In addition, each of our license agreements, and we expect our future agreements will impose various development, diligence, commercialization, and/or other obligations on us. Certain of our license agreements also require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, prospects, financial conditions, results of operations, and prospects.

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

In addition, the agreement under which we currently license intellectual property or technology from a third party is complex, and certain provisions may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, prospects, financial conditions and results of operations.

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

We use Inhibikase Therapeutics, the Inhibikase Therapeutics logo, and other marks to represent us in the United States and other countries. We have applied to federally register our primary trademarks in our primary market, the United States. Three of the five trademark applications that we filed for (INHIBIKASE (two applications), IKT (and Design)) have issued to registration, and the fourth and fifth applications (a third application for INHIBIKASE and a second application for IKT (and Design)) have been published and are currently awaiting registration by the United States Patent and Trademark Office. We have applied to register INHIBIKASE in Australia, Canada, the EU, Japan, Switzerland and the UK. Five of the six foreign trademark applications that we filed for have issued to registration, and the sixth application is currently awaiting registration by the Canada Patent and Trademark Office. In sum, other than the two U.S. federal registrations noted above and the registrations in the ex-US territories listed above, we have not secured trademark protection for any of our trademarks or trade names in any of our other geographic markets, and failure to secure those registrations could adversely affect our business. Our unregistered trademarks and trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other third-party marks. Indeed, it is unclear what enforceable rights, if any, we presently own in these marks or names outside of the United States. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest.

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

We may use and integrate artificial intelligence (AI) into our business processes both in our own development and implementation of AI and through the adoption of commercially available tools. Use of this technology could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational and other risks and challenges that could affect our business. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain such systems to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. Additionally, the use of certain AI technology can give rise to intellectual property risks, including by disclosing or otherwise compromising our confidential or proprietary intellectual property and intellectual property infringement, or by undermining our ability to assert or defend ownership rights in intellectual property created with the assistance of AI tools.

Moreover, a growing number of legislators and regulators are adopting laws and regulations and have focused enforcement efforts on the adoption of AI and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of AI and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU began implementing the Artificial Intelligence Act (the “AI Act”) on August 1, 2024, with a significant part of the law scheduled to come into effect in August 2026. As currently enacted, the AI Act, which may be amended as part of the EU’s Digital Omnibus, imposes significant obligations on providers and deployers of high-risk AI systems, and encourages providers and deployers of AI systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on judicial interpretations and forthcoming legislative amendments, and non-compliance can lead to significant fines.

In the U.S., the AI regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the FDA has advanced guidance and proposed frameworks for regulating AI in drug discovery, marketing submissions, and medical device development. At the same time, the Trump Administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Bad actors around the world also use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

Any reduction in our patent rights arising from our co-owned and in-licensed patents and patent applications could have a material adverse effect on our competitive position, including our ability to enforce these patents against third parties, business, financial conditions, results of operations, and prospects.

Some of our owned and in-licensed patents and patent applications are, and may in the future be, co-owned with third parties. For example, we co-own certain patents and patent applications relating to our pro-drug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications that was jointly developed with Sphaera Pharma Pte. Ltd. (“Sphaera”). Our exclusive rights to certain of these patents and patent applications are dependent, in part, on agreements between the joint owners of such patents and patent applications. If our licensors or co-owners fail to sustain the grant of exclusive licenses to us or we are otherwise unable to maintain such exclusive rights, our licensors or co-owners may be able to license these rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we may need the cooperation of our licensors and co-owners in order to enforce such patents against third parties, and such cooperation may not be provided to us. We cannot guarantee that our commercial partners will abide by the terms of their agreements with us, or that ownership rights we share with certain commercial partners have or will be properly transferred to a new owner, subject to the same terms we originally agreed upon with our original partner, if those rights are subject to a bankruptcy or other liquidation proceeding following our commercial partner’s insolvency. Our licensors, including Sphaera, have in the past and may in the future, enter liquidation or other bankruptcy proceedings, and transfer assets to new entities. We cannot guarantee that our licensed rights from the new entities are or will be the same as, or similar to, the rights we obtained in the original agreements.

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

As of the date of this Annual Report, we had thirty-five full-time employees and no part-time employees and we conduct our business fully remote.

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
•
potentially identifying and leasing suitable corporate, development and/or research facilities;
•
managing our development efforts effectively, including the clinical and FDA review process for our current and future product candidates, while complying with our contractual and other legal obligations to contractors and other third parties; expanding our operational, financial and management controls, reporting systems, and procedures; and
•
managing increasing operational and managerial complexity.

Our future financial performance and our ability to continue to develop and, if approved, commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth. Our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage these growth activities. Our ability to successfully manage our expected growth will depend in part on the continued development and coordination of our senior management team. If we are unable to effectively integrate and support our senior management team as our business grows, our business and growth could be adversely affected.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. These independent organizations, advisors and consultants may be employed by entities other than us, and may have commitments that limit their time, resources and availability to perform services for us. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely or cost effective basis when needed, or that we can find qualified replacements if necessary. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all.

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

Our ability to compete in the highly competitive pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our scientific and medical employees and future personnel, including our board of directors and scientific advisory board, many of whom have significant experience in drug development and marketing, and who could prove hard to replace on a timely basis, or at all. The loss of the services provided by any of our executive officers, key employees and consultants, or other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business.

Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. Our consultants and advisors may be engaged or employed by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. We expect that we may need to recruit talent, and doing so may be costly and difficult.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided and will continue to provide stock option grants that vest over time and performance stock if performance conditions are met. In the future we may grant restricted stock units. The value to employees of these equity grants that vest over time may be significantly affected by movements in our stock price that are beyond our control and may, at any time, be insufficient to counteract more lucrative offers from other companies. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

Cybersecurity breaches could expose us to liability, damage our reputation, compromise our confidential information or otherwise adversely affect our business.

We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain information regarding our product candidates and clinical trials. We, like other organizations in our industry have experienced and expect to continue to experience cyber threats such as unauthorized access, security or data breaches and other system disruptions. Bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. Despite our security measures, our infrastructure may be vulnerable to attacks by hackers or other disruptive problems. Any such security breach may compromise information stored on our networks and may result in significant data losses or theft of our intellectual property, proprietary business information or our customers’ personally identifiable information. A cybersecurity breach could hurt our reputation by adversely affecting the perception of customers and potential customers of the security of their orders and personal information. In addition, a cybersecurity attack could result in other negative consequences, including disruption of our internal operations, increased cybersecurity protection costs, lost revenues or litigation. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or data breach.

Our computer systems, or those used by our third-party research institution collaborators, CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants may be vulnerable to damage from computer viruses including denial-of-service attacks, ransomware attacks, business email compromises, computer malware, malicious codes, viruses, breakdown, wrongful intrusions, data breaches, and social engineering (including phishing attacks) as well as unauthorized access. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our third-party research institution collaborators, CROs, CMOs, suppliers, and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical pandemics, and other natural or man-made disasters or business interruptions, for which we may not be insured. In addition, we rely on our third-party clinical trial sites in the United States and overseas to conduct our Phase 3 clinical trial for IKT-001 in PAH, and they may be affected by government shutdowns or withdrawn funding at any time. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Damage or extended periods of interruption to our facilities due to fire, natural disaster, power loss, communications failure, unauthorized entry or other events could cause us to cease or delay development of some or all of our product candidates.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

As of December 31, 2025, we had federal net operating loss carryforwards of approximately $1.6 million, which will begin to expire in varying amounts annually beginning in 2030, and $56.8 million of federal net operating losses with no expiration. At December 31, 2025, we had state net operating loss carryforwards of approximately $45.6 million which will begin to expire in varying amounts annually beginning in 2030. These net operating loss carry forwards could expire unused and be unavailable to offset future income tax liabilities. Additionally, under current federal income tax law, federal net operating loss incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal net operating loss generally is limited to 80% of U.S. federal taxable income.

The One Big Beautiful Bill Act (the “OBBBA”) was signed into law on July 4, 2025 and made significant changes to the treatment of research and development (“R&D”) expenditures under Section 174 of the United States Internal Revenue Code of 1986, as amended (“Code”). Under Section 174 of Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024.

We expect to continue to generate taxable losses and that unused losses will carry forward to offset future taxable income, if any. We may be limited in the portion of net operating loss carry forwards and other tax attributes, such as research tax credits, that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. Under Sections 382 and 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) in the equity ownership of certain stockholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating loss carry forwards and other pre-change tax attributes, such as research tax credits, to offset its post-change taxable income or taxes may be limited. We preliminarily determined that we experienced ownership changes in connection with our June 2021 Offering, and October 2024 Offering and may do so in the future as a result of subsequent shifts in our stock ownership, some of which are outside our control including, without limitation, the exercise of the Series A-1 Warrants or the Series B Warrants under the October 2024 Offering. Our net operating loss carry forwards may also be subject to limitation under state laws. Further, our ability to utilize net operating loss carry forwards of companies that we may acquire in the future may also be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our net operating loss and other tax attributes, such as research tax credits, which could adversely affect our future cash flows.

Risks Related to Ownership of Our Common Stock

The market price of our common stock may be volatile.

Some of the factors that may cause the market price of our common stock to fluctuate include:

•
timing and results of our preclinical studies and clinical trials, or regulatory status of our product candidates;
•
timing and results of preclinical studies, clinical trials, or regulatory approvals of product candidates of our competitors, or announcements about new research programs or product candidates of our competitors;
•
delays in filing or acceptance of our INDs, commencing trials, or objections by the FDA as to the content of our INDs;
•
failure or discontinuation of any of our product development and research programs;
•
any delay of the FDA in approving, or failure to approve, the design of our planned clinical trials for our IKT-001 or for any future product candidates that we may develop;
•
the results of our efforts to develop additional product candidates or products;

•
commencement or termination of collaborations for our product development and research programs;
•
the success of existing or new competitive products or technologies;
•
changes to the standard of care for the treatment of patients with PAH;
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
•
deterioration in our relationships with our collaborators or other partners;
•
announcement or expectation of additional financing efforts;
•
developments with holders of our Series A-1 and Series B-1 warrants;
•
sales of our common stock by us, our insiders, or other stockholders;
•
expiration of lock-up agreements;
•
variations in our financial results or those of companies that are perceived to be similar to us;
•
changes in estimates or recommendations by securities analysts, if any, that cover our stock;
•
departures of key personnel;
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

Commencing December 31, 2025, we no longer qualify as an “emerging growth company” as defined in the JOBS Act, and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2025, we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we are subject to additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. We are also subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements and compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

However, we will continue to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our outstanding common stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float or a public float that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

As a result, the information we provide stockholders may be different than the information that is available with respect to other public companies. At the date of this Annual Report, we have not included all of the executive compensation or the quantitative and qualitative disclosures about market risk that would be required if we were not a smaller reporting company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile. Additionally, our loss of “emerging growth company” status has required and will continue to require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting fees and fees associated with investor relations activities, among others.

We will continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, and these expenses have increased and may continue to increase even more following our loss of emerging growth company status. Section 404 of SOX, the Dodd- Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to continue to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being a public company, and our management and other personnel will need to continue to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements increase our legal and financial compliance costs and make some activities more time-consuming and costly.

Pursuant to Section 404 of SOX, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of SOX, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting.

We do not expect to pay any dividends for the foreseeable future. Investors in our common stock may never obtain a return on their investment.

We have never declared or paid a dividend since our inception. You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility we enter into, or debt instrument that we issue, may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

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
•
eliminate cumulative voting;
•
authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
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

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We currently are being covered by a small number of financial analysts. If no additional analysts commence coverage of us or existing analysts cease coverage, the trading price of our stock could decrease. Even if we do obtain additional analyst coverage, if one or more of the analysts covering our business down-grade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Changes in U.S. tax law could adversely affect our business and financial condition.

The laws, rules and regulations dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, OBBBA was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes have been made to applicable tax laws and changes are likely to continue to occur in the future.

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

We expect to conduct our clinical trials in multiple countries outside of the United States. Our business activities may be subject to the FCPA and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate, including the U.K. Bribery Act. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA.

There is no certainty that all of our employees, agents, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal actions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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
•
potential liability under the FCPA or comparable foreign laws; and
•
business interruptions resulting from geopolitical actions, including war, terrorism and regional conflicts (such as the ongoing conflicts between Russia and Ukraine or in Iran), or natural disasters including earthquakes, typhoons, floods, fire, epidemics and pandemics.

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

Our cybersecurity program is focused on the following areas:

•
Governance: We leverage multiple cybersecurity frameworks, primarily NIST CSF 2.0 and regulatory requirements to inform our externally managed information technology (“IT”) infrastructure. The Company maintains an active IT security program that performs annual risk assessments, technical reviews, evaluation and implementation of IT controls, collects results and evidence of compliance and develops IT policies.
•
Technical Safeguards: The Company does not use a centralized server where all information is stored and therefore where all information is placed at risk. Instead, we deploy technical and procedural measures using a distributed model so that no one location or machine could cripple the company’s IT infrastructure. Protection measures include, but are not limited to, network intrusion detection and prevention, vulnerability assessments and monthly risk assessments and management, threat intelligence, anti-malware and access controls. The Company has implemented a Managed Detection and Response (MDR) program that provides a single pane of glass visibility to our security activities through a unified dashboard monitored by our security team. The Company collects threat intelligence data from endpoints and network data flows and send logs for analysis and storage to our cloud-based log collector. The Company's security team, along with our 24x7 security operations center (SOC) provides breach detection, monitoring, and remediation of identified risks.
•
Security Awareness / Training: All employees are required to adhere to our Standards of Business Conduct, which identifies an employee's responsibility for information security. We also disseminate security awareness information periodically throughout the year. All employees can be required to complete yearly cybersecurity awareness training based on internal testing.
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

Board Oversight of Cybersecurity Risks

Our management is responsible for assessing and managing cybersecurity risks as part of its overall risk management process. The Board of Directors maintains oversight of our risk management framework and considers cybersecurity risks as part of its oversight of operational and information technology matters.

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

Management's Role in Assessing and Managing Cybersecurity Risks

The Company's CEO in conjunction with our external IT team are responsible for setting the strategy and communicating cybersecurity risks. With the Company’s distributed model of data storage, risks have been limited and the Company has not experienced a cybersecurity breach. The Company’s security measures and monthly system audits are designed to identify potential vulnerabilities and remediate deficiencies in real time.

Item 2. Properties.

Our corporate headquarters is located in Wilmington, Delaware. Additionally, in August 2022 we opened an office, consisting of approximately 4,200 square feet, in Lexington, Massachusetts which we used as office and conference spaces for our Massachusetts based team. The lease ran through September 2025 and we did not renew or continue occupancy of this premises upon lease expiration.

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

Holders of Record

Equiniti Trust Company, LLC is the transfer agent for our common stock. As of March 23, 2026, there were 27 holders of record of our common stock. Not reflected in the number of stockholders of record are persons who beneficially own shares of common stock held in nominee or street name.

Dividends

We have never previously declared or paid any cash dividends on our capital stock and have incurred losses continuously since our inception. We currently intend to retain earnings and profits, if any, to support our business strategy and do not intend to pay any cash dividends within the foreseeable future. Any future determination to pay cash dividends will be at the sole discretion of our Board of Directors and will depend upon our financial condition, our operating results, capital requirements, general business conditions and any other factors that our Board of Directors deems relevant.

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

Overview

We are a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases, namely, Pulmonary Arterial Hypertension (“PAH”), in which aberrant signaling through type III receptor tyrosine kinases, including platelet derived growth factor receptors and a stem cell factor receptor, known as “c-Kit”, has been implicated. Our lead product candidate is IKT-001, a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), has been initiated with the activation of a small number of sites and the recent commencement of patient pre-screening activities at those sites.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. Research and development expenses accounted for 57% and 60% of our operating expenses for the years ended December 31, 2025 and 2024, respectively. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

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

Program expenses include expenses associated with our most advanced product candidates and the discovery and development of compounds that are potential future candidates. We also track external expenses associated with our third-party research and development efforts. All external costs are tracked by therapeutic indication. We do not track other operating expenses incurred for our research and development programs on a program-specific basis. These expenses primarily relate to stock-based compensation and office consumables.

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
•
the ability of our products to adequately exhibit product features (safety, efficacy, convenience) that are attractive to physicians and patients relative to offerings of our competitors;
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

	Year ended December 31,
	2025	2024	Change
Parkinson's disease	$647,242	$9,333,359	$(8,686,117)
PAH(1)	22,453,185	1,672,869	20,780,316
Other research and development expenses	6,692,719	6,204,320	488,399
Total research and development expenses	$29,793,146	$17,210,548	$12,582,598

(1) This amount includes a one-time (non-cash) charge of $7.4 million for the acquired In-Process Research and Development (“IPR&D”) related to the CorHepta acquisition during the year ended December 31, 2025.

Selling, General and Administrative

Selling, general and administrative expenses include personnel related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense, expenses for outside professional services and allocated expenses. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our former offices in Lexington, Massachusetts and Atlanta, Georgia not otherwise included in research and development expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	For the year ended December 31,		Change
	2025	2024	($)	(%)
Research and development	$(29,793,146)	$(17,210,548)	$(12,582,598)	73.1
Selling, general and administrative	(23,555,079)	(11,378,520)	(12,176,559)	107.0
Change in fair value contingent consideration	1,373,942	—	1,373,942	100.0
Loss from operations	(51,974,283)	(28,589,068)	(23,385,215)	81.8
Interest income	3,715,094	1,069,182	2,645,912	247.5
Net loss	$(48,259,189)	$(27,519,886)	$(20,739,303)	75.4

Research and Development

Research and development expenses increased by $12,582,598 or 73.1% to $29,793,146 from $17,210,548 in the prior year. The $12.6 million increase was primarily due to an increase of $11.4 million in the PAH program and other research and development expenses, together with a $9.9 million research and development expense related to the CorHepta transaction comprising a one-time (non-cash) expense charge for acquired IPR&D related to the CorHepta acquisition cost of $7.4 million and $2.5 million of stock-based compensation expense. These increases were offset by a decrease of $8.7 million in the discontinued (outlicensed) risvodetinib (IkT-148009) program.

Selling, General and Administrative

Selling, general and administrative expenses increased by $12,176,559 or 107% to $23,555,079 from $11,378,520 in the prior year. The $12.2 million increase was primarily driven by an increase of $6.4 million in stock-based compensation, a $4.2 million increase in personnel-related costs, including severance costs of approximately $1.0 million for our former Chief Executive Officer and Chief Financial Officer, $0.8 million increase in legal, compliance and support service fees, a $0.2 million increase in insurance, primarily in Directors and Officers (“D&O”) insurance, and a $0.6 million increase in miscellaneous other expenses.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration increased by $1,373,942 or 100% from $0 in the prior comparable period. The increase is due to the change in fair value of the contingent consideration related to the CorHepta transaction from the acquisition date of February 21, 2025 to December 31, 2025.

Interest Income

Interest income increased by $2,645,912 or 247.5% to $3,715,094 from $1,069,182 in the prior comparable period. The increase was driven by interest earned on our increased balances of cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 initial public offering, we funded our operations primarily through private, state and federal contracts and grants. In October 2024, we raised approximately $99.6 million in net proceeds from a private placement and in November 2025, we raised approximately $107.6 million in net proceeds from our underwritten public offering.

On June 20, 2025, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may, from time to time, issue and sell shares of our common stock through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of our common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2025, no shares of our common stock had been sold under the Sales Agreement. In February 2026, we sold 1,904,762 shares of common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million.

At December 31, 2025, we had cash, cash equivalents, and marketable securities of $178.8 million.

We have incurred recurring losses since our inception and at December 31, 2025 had an accumulated deficit of $142.7 million.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $142.7 million at December 31, 2025. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, will enable us to fund our operating requirements for at least the next twelve months following the date of this Annual Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

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
•
any costs, including upfront of or licensing costs, associated with new programs such as any in-licensed new compounds or expanded indications of IKT-001;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the years presented below:

	Year ended December 31,
	2025	2024
Net cash used in operating activities	$(27,786,464)	$(19,148,067)
Net cash provided by (used in) investing activities	2,053,130	(37,004,201)
Net cash provided by financing activities	108,462,963	103,477,668
Net increase in cash and cash equivalents	$82,729,629	$47,325,400

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the year ended December 31, 2025 totaled $27.8 million, and consisted primarily of a net loss of $48.3 million adjusted for non-cash stock compensation of  $15.3 million, a write-off of in-process research and development of $7.4 million associated with the CorHepta transaction, a decrease in the fair value of contingent consideration of $1.4 million associated with the CorHepta transaction, non-cash accretion on marketable securities of $0.9 million, an increase prepaid research and development of $1.9 million mainly associated with our PAH program, a decrease in prepaid expenses and other current assets of $0.5 million and an increase in accrued expenses and other current liabilities of $1.4 million.

Net cash flows used in operating activities for the year ended December 31, 2024 totaled $19.1 million, and consisted primarily of a net loss of $27.5 million adjusted for non-cash stock compensation of  $8.1 million, a decrease in prepaid expenses and other assets of $0.6 million, an increase in accounts payable of $0.3 million, an increase in accrued expenses and other current liabilities of $0.4 million and an increase in prepaid research and development of $0.1 million.

Cash Provided by (Used in) Investing Activities

Net cash flows provided by investing activities for the year ended December 31, 2025, totaled $2.1 million, of which $41.6 million was provided by maturity of marketable securities, $39.1 million was used for the purchase of marketable securities and $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Net cash flows provided by investing activities for the year ended December 31, 2024, totaled $37.0 million, of which $60.5 million was used for the purchase of marketable securities investments and $23.5 million was provided by maturity of marketable securities.

Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2025 totaled $108.5 million, which consisted of $107.6 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our underwritten public offering in November 2025 and $0.8 million of net proceeds from the issuance of common stock related to the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2024 totaled $103.5 million, which consisted of $3.8 million of net proceeds from issuance of common stock and pre-funded warrants in connection with our registered direct offering in May 2024 and our at-the-market offering and $99.6 million of net proceeds from the private placement of common stock and pre-funded warrants in October 2024.

Contractual Obligations and Commitments

In April 2022, we entered into an operating lease agreement through September 30, 2025 for our office space in Lexington, Massachusetts. The Lexington lease contained escalating payments during the lease period. Upon execution of this lease agreement, we prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and will be credited after the termination of the lease with the refund expected in the first half of 2026. Our total lease obligation at December 31, 2025 is $0.

In July 2025, we entered into a clinical trial supply agreement in the amount of approximately $6.5 million with a clinical trial supply organization whereby the clinical trial supply organization will provide services for our Phase 2b clinical study in PAH, known as IMPROVE-PAH. In November 2025, we began transitioning the PAH Phase 2b study to a Phase 3 study. The estimated total remaining contract costs as of December 31, 2025 is approximately $6.3 million. The estimated period of performance for the committed work with the clinical trial supply organization is through the first quarter of 2028.

In August 2025, we entered into an arrangement with a contract research organization (“CRO”) to support our Phase 2b clinical study in PAH, known as IMPROVE-PAH. As of December 31, 2025, the total contracted amount under this arrangement is $25.5 million, of which $2.6 million is subject to achievement of certain performance milestones by the CRO. In November 2025, we transitioned the PAH Phase 2b study to a Phase 3 study and began evaluating the arrangement together with the CRO. The estimated total remaining contract costs as of December 31, 2025 is approximately $18.4 million, excluding potential milestone payments. The estimated period of performance for the committed work with the CRO is through 2028. We made an upfront payment of $1.9 million to the CRO, of which $1.0 million will be held as a retainer until the end of the study and applied against final invoicing and $0.9 million will be applied to passthrough costs as incurred.

The amount and timing of any such payments related to the $2.6 million performance milestones are contingent upon the vendor meeting specific contractual criteria. As of December 31, 2025, the achievement of these milestones is not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements. We will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the milestones become probable, and the amount can be reasonably estimated.

In March 2026, we signed a change order with the CRO related to our transition to a Phase 3 study in the amount of $48.2 million, increasing the total contracted amount under the arrangement to $73.7 million, of which $7.5 million is subject to achievement of certain performance milestones by the CRO.

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

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and prodrug technologies and include: employee-related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, clinical testing organizations, CMOs, academic and non-profit institutions and consultants; costs to acquire technologies to be used in research and development that have not reached technological feasibility and have no alternative future use; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs.

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

Stock-Based Compensation

We have granted stock-based awards, consisting of non-qualified stock options and incentive stock options, to our employees, and non-qualified stock options to certain non-employee consultants and members of our board of directors, both past and present. We measure stock-based compensation expense for stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award.

We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using either the Black-Scholes-Merton option pricing model or the Monte Carlo option pricing model.

The intrinsic value of all in-the-money outstanding options as of December 31, 2025 was approximately $7.7 million, based on the closing price of our common stock of $2.05 per share at December 31, 2025, and $5.7 million of the intrinsic value of options was exercisable.

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

On February 21, 2025, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary and CorHepta Pharmaceuticals, Inc. (“CorHepta”). We determined that the transaction represented an asset acquisition as defined by ASC 805 as substantially all of the value was attributed to a single intangible asset, in-process research and development (“IPR&D”).

The fair value was determined based on our share price at closing. We agreed to issue 4,979,101 shares of our common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration which were subject to the achievement of certain milestones by February 21, 2026, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions. The performance milestone was not satisfied as of February 21, 2026 and therefore these shares were forfeited as of that date.

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $1,373,942 from the acquisition date of February 21, 2025 to December 31, 2025, which is included within operating expenses. We will recognize a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of December 31, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated. As of February 21, 2026, the performance milestone was not satisfied.

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in our consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

JOBS Act

As of December 31, 2025, we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we are subject to additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 and rules implemented by the SEC. We are also subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements and compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

However, we will continue to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or, in the event we have no public float (based on our Common Stock) or a public float (based on our Common Stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Recent Accounting Pronouncements

Unless otherwise discussed below, we do not believe that the adoption of recently issued standards has had or may have a material impact on our consolidated financial statements or disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and the report of our independent registered public accounting firm (PCAOB ID:596) required to be filed pursuant to this Item 8 are appended to this Annual Report. An index of those consolidated financial statements is found on page F-1 of this Annual Report.

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

As of the end of the period covered by this Annual Report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation Report of the Registered Public Accounting Firm

As a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm regarding internal control over financial reporting for the fiscal year ended December 31, 2025 or thereafter, until such time as we are no longer eligible for the exemption for smaller reporting companies set forth within the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the three months ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of March 16, 2026:

Name	Age	Position
Executive Officers:
Mark Iwicki	59	Chief Executive Officer and Director
Chris Cabell, M.D.	57	President and Head of Research and Development
David McIntyre	55	Chief Financial Officer
Non-Employee Directors:
Amit Munshi(1)(3)	57	Director
Roberto Bellini(7)	46	Director
Arvind Kush(5)(3)	43	Director
David Canner, Ph.D.(4)	38	Director
Dennis Berman(2)(6)	75	Director
Vincent Aurentz(2)(4)	58	Director

(1) Chairperson of the Board of Directors
(2) Member of the audit committee
(3) Member of the compensation committee
(4) Member of the corporate governance and nominating committee
(5) Chair of audit committee
(6) Chair of compensation committee
(7) Chair of corporate governance and nominating committee

Executive Officers

Mark Iwicki has served as our Chief Executive Officer and a member of our Board of Directors since February 2025. Mr. Iwicki previously served as Chief Executive Officer of KALA BIO, Inc. (NASDAQ: KALA), a clinical-stage biopharmaceutical company, from September 2015 to February 2025, where he served as President from August 2017 to December 2021 and as Executive Chair of the board of directors from April 2015 to September 2015. From January 2014 to November 2014, Mr. Iwicki served as President and Chief Executive Officer of Civitas Therapeutics, Inc., a biopharmaceutical company. From December 2012 to January 2014, Mr. Iwicki served as President and Chief Executive Officer at Blend Therapeutics, Inc., a biopharmaceutical company. From October 2007 to June 2012, Mr. Iwicki served in several roles, including Chief Commercial Officer, President and Chief Operating Officer and Director and Chief Executive Officer at Sunovion Pharmaceuticals Inc., formerly Sepracor Inc. Prior to that, Mr. Iwicki was Vice President and Business Unit Head at Novartis Pharmaceuticals Corporation, a biopharmaceutical company, from March 1998 to October 2007. Earlier in his career, Mr. Iwicki held management positions at Astra Merck Inc. and Merck & Co., Inc. Mr. Iwicki has served as the Chair of the board of directors of Q32 Bio Inc. (NASDAQ: QTTB) since December 2020. Mr. Iwicki formerly served on the board of KALA BIO from March 2015 to January 2026, Third Harmonic Bio (NASDAQ: THRD) from May 2020 to December 2025, Merus NV (NASDAQ: MRUS) from March 2015 to December 2025 and served as Chairman of the Board of Directors until June 2018, Akero Therapeutics, (NASDAQ: AKRO) from June 2018 to December 2025, and Pulmatrix Inc. (NASDAQ: PULM) from December 2015 until July 2021 and served as Chairman of the Board of Directors until July 2021. Mr. Iwicki received his M.B.A. from Loyola University and his B.S. in Business Administration from Ball State University. We believe that Mr. Iwicki’s extensive experience as a pharmaceutical industry leader managing all stages of drug development and commercialization in multiple therapeutic areas qualifies him to serve on our Board of Directors.

Chris Cabell, M.D. has served as our President and Head of Research and Development since February 2025. Prior to this, Dr. Cabell served as Chief Executive Officer of CorHepta Pharmaceuticals, Inc., a biotechnology company, which was acquired by Inhibikase. Previously, he served as Chief Medical Officer at Zura Bio, a clinical-stage biopharmaceutical company, from January 2023 to January 2024, and as Chief Medical Officer and Head of Clinical Development at Emergent BioSolutions, a public health company, from February 2021 to January 2023. Prior to that, he spent 3 years at Arena Pharmaceuticals, a then-publicly traded biopharmaceutical company with increasing responsibilities, including Senior Vice President, Head of Clinical Development, Chief Medical Officer and Executive Vice President, Head of Research and Development, from October 2017 to November 2020. Dr. Cabell started his career as an Associate Professor of Medicine in the Division of Cardiology, Department of Medicine, Duke University School of Medicine. Dr. Cabell is a Fellow of the American College of Cardiology and has over 100 peer reviewed publications including in the New England Journal of Medicine, JAMA, and Annals of Internal Medicine. Board certified in both internal medicine and cardiovascular diseases, Dr. Cabell is an honors graduate of Pennsylvania State University and Duke University, earning both his M.D. and M.H.S. from the latter.

David McIntyre has served as our Chief Financial Officer since April 2025. Prior to joining us, Mr. McIntyre served as Chief Financial Officer of Anthos Therapeutics, Inc., a clinical-stage biopharmaceutical company, Tessa Therapeutics, Inc., a cell-therapy biotechnology company, and AVITA Medical, Inc. (NASDAQ: RCEL), a regenerative medicine company, from October 2021 to October 2024, October 2020 to October 2021, November 2019 to November 2020, respectively. Prior to that, Mr. McIntyre served as a Partner at Apple Tree Partners, a life science venture capital and growth equity fund from December 2012 to April 2020. Prior to Apple Tree Partners, Mr. McIntyre was Executive Vice President, Chief Financial Officer and Chief Operating Officer at HeartWare® International, Inc. Earlier in his career, Mr. McIntyre practiced as a senior attorney at Baker McKenzie and KPMG. Mr. McIntyre currently serves on the board of directors of Starpharma Holdings Limited (ASX: SPL), a biopharmaceutical company, and previously served as a director of Redflex Holdings Ltd. (ASX: RDF). Mr. McIntyre holds a Bachelor of Economics (Accounting) from the University of Sydney, Australia, a Bachelor of Laws from the University of Technology, Sydney, Australia and a Master of Business Administration (MBA) from Duke University Fuqua School of Business (Fuqua Scholar). Mr. McIntyre is a Certified Practicing Accountant and is also admitted as a legal practitioner of the Supreme Court of New South Wales and of the High Court of Australia.

Non-Employee Directors

Amit Munshi has served as a member of our Board of Directors since October 2024. Mr. Munshi served as the President, Chief Executive Officer and as a board member of Orna Therapeutics, Inc. (“Orna”), a biotechnology company, from May 2024 to April 2025. Prior to this, Mr. Munshi served as the President, Chief Executive Officer and as a board member of ReNAgade Therapeutics, Inc., an RNA therapeutics company, from May 2023 until its acquisition by Orna in May 2024. Mr. Munshi also has served as chairman of the board of directors of Zura Bio Limited (“Zura”) (NASDAQ: ZURA), a publicly traded biotechnology company, since March 2023, and as a director and the chairman of the board of directors of Zura’s accounting predecessor since November 2022. Mr. Munshi has served as a member of the board of directors and audit committee of Galecto Inc. (NASDAQ: GLTO), a publicly traded clinical-stage biotechnology company, since May 2020, as the chairman of the board of Enterprise Therapeutics, a drug discovery company, since January 2020, and as chairman of the board of Sensorion (EPA: ALSEN), a gene and cell therapy company, since April 2025, where he has also served as interim CEO since February 2026. Mr. Munshi was President and Chief Executive Officer of Arena Pharmaceuticals Inc., a then-publicly traded biopharmaceutical company, from May 2016 to March 2022 and a member of its board of directors from June 2016 until its acquisition by Pfizer in March 2022. Mr. Munshi also served as a member of the board of directors and audit committee of Pulmatrix Inc. (NASDAQ: PULM), a publicly traded clinical-stage biopharmaceutical company, from June 2017 until March 2021. Previously, from May 2012 until May 2016, Mr. Munshi was the Chief Executive Officer of Epirus Biopharmaceuticals, which filed for bankruptcy on July 25, 2016. Prior to Epirus, Mr. Munshi was Chief Executive Officer of Percivia LLC, which was later acquired by Johnson & Johnson, and Chief Business Officer and co-founder of Kythera Biopharmaceuticals Inc., which was subsequently acquired by Allergan. Mr. Munshi holds a B.S. in Economics and a B.A. in History from the University of California, Riverside, and an M.B.A. from the Peter F. Drucker School of Management at Claremont Graduate University. We believe Mr. Munshi’s global biopharmaceutical industry experience in executive management, business development, product development and portfolio management qualifies him to serve on our Board of Directors.

Roberto Bellini has served as a member of our Board of Directors since October 2024. Mr. Bellini currently serves as a Managing Partner at BSQUARED Capital Inc., a family office biotech fund, since 2023. He has also served as a director of BIOTECanada, a biotechnology industry association, since May 2016, where he is currently a member of the Executive Committee and previously served as Vice Chair from May 2016 and June 2019 and from July 2021 and July 2024. Mr. Bellini served as President and Chief Executive Officer and a director of BELLUS Health, a late-stage biopharmaceutical company, between January 2010 and July 2023. Under his leadership, BELLUS Health developed camlipixant, a P2X3 antagonist for chronic cough from preclinical to Phase 3. BELLUS Health was subsequently acquired by GSK plc in 2023. Mr. Bellini holds a Bachelor of Science in Biochemistry from McGill University. We believe Mr. Bellini’s experience in the biotechnology industry qualifies him to serve on our Board of Directors.

Arvind Kush has served as a member of our Board of Directors since October 2024. Mr. Kush has served as Chief Financial and Chief Business Officer of Candid Therapeutics, Inc. (“Candid”), a biotechnology company, since July 2024. Prior to Candid, Mr. Kush was Chief Financial Officer at RayzeBio, Inc., a biotechnology company, from November 2021 until its acquisition by Bristol Myers Squibb in February 2024. Previously, Mr. Kush served in roles of increasing responsibility, most recently as managing director in the Healthcare Group in the Global Corporate Investment Banking Division at BofA Securities from February 2018 until November 2021, advising biopharmaceutical companies on strategic and financing transactions. Mr. Kush holds a Bachelor of Engineering in Computer

Science from Visvesvaraya Technological University and an MBA from Goizueta Business School, Emory University. We believe Mr. Kush’s investment banking background and experience in the biotechnology industry uniquely qualify him to serve on our Board of Directors.

David Canner, Ph.D. has served as a member of our Board of Directors since October 2024. Dr. Canner is a partner at Soleus Capital, a healthcare investment firm, which he joined in 2018. Dr. Canner has served as an investor in biotechnology companies for the past eight years and has served on the board of directors of privately held life sciences companies in therapeutics and next-generation diagnostics. Dr. Canner holds a B.A. in Chemistry from Princeton University and a Ph.D. in Biology from the Massachusetts Institute of Technology. We believe Dr. Canner’s experience in the life sciences industry as well as his service on the boards of directors of numerous companies qualifies him to serve on our Board of Directors.

Dennis Berman has served as a member of our Board of Directors since December 2020. Currently, Mr. Berman is President of Molino Ventures, a board advisory and venture capital firm, since June 2017. Previously, he was Co-founder and Executive Vice President of Corporate Development of Tocagen Inc., a then-publicly traded gene therapy company, from July 2007 to April 2017. Other public companies for which Mr. Berman has served as a seed investor, co-founder, and/or board member include InterVu Inc., one of the first software-as-a-service companies, which was acquired by Akamai; Kintera Inc., an online fundraising pioneer, which was acquired by Blackbaud; Gensia Pharmaceuticals, Inc., focused on purine/pyrimidine metabolism compounds, which was acquired by Teva (NASDAQ: TEVE); and Viagene Therapeutics Inc., a U.S. gene therapy company, which was acquired by Chiron/Novartis (NYSE: NVS). In addition, he was co-founder of Genovo, a private gene therapy company. Mr. Berman also was a seed investor in Calabrian, a private water treatment company, which was acquired by SK Capital. Earlier, Mr. Berman was a corporate law partner at several large law firms, including Sonnenschein Nath & Rosenthal, now Dentons, and Reavis & McGrath, now Norton Rose Fulbright. Mr. Berman holds a Bachelor of Science from the Wharton School of the University of Pennsylvania in Accounting/ Economics, a Bachelor of Arts from the University of Pennsylvania in Economics and is a graduate of Harvard Law School. He has been an Entrepreneur in Residence at Harvard’s Innovation Lab (i-lab) and a guest speaker at Harvard School of Public Health. We believe Mr. Berman’s skills in corporate governance, corporate finance, and value creation in early and late stage pharmaceutical and biotechnology companies qualifies him to serve on our board of directors.

Vincent Aurentz has served as a member of our Board of Directors since February 2025. Mr. Aurentz currently serves on the board of directors of Forward Therapeutics, Inc., a privately held biopharmaceutical company, since December 2024 and was a member of the board of directors of Longboard Pharmaceuticals, Inc., a then-publicly traded clinical-stage biopharmaceutical company, from October 2020 until its acquisition by Lundbeck A/S in December 2024. Previously, he served as Executive Vice President and Chief Business Officer at Arena Pharmaceuticals, Inc., a then-publicly traded biopharmaceutical company, from August 2016 until its acquisition by Pfizer in March 2022. Mr. Aurentz was the Chief Business Officer of Epirus Biopharmaceuticals, Inc. and served as President and member of the board of directors of HemoShear Therapeutics, LLC. Prior to that, Mr. Aurentz spent almost a decade at Merck KGaA in various executive leadership roles focused on corporate development and strategy including Executive Vice President and member of the Executive Management Board at Merck KGaA (Merck Serono S.A.) (XETR: MRK), where he directed all research and development programs, portfolio strategy and headed all deal activity including venture investments. Mr. Aurentz is a former Executive Vice President at Quintiles and a Co-founder/Managing Director of a life sciences focused venture capital and advisory business. He was a partner with CSC Healthcare, the life sciences strategic management consulting division of Computer Sciences Corporation, after starting his career at Andersen Consulting (now Accenture). Mr. Aurentz holds a B.S. in Mathematics, receiving the Medallion of Excellence, from Villanova University. We believe Mr. Aurentz's extensive experience in the biopharmaceutical industry qualifies him to serve on our Board of Directors.

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified in this Annual Report, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

There are no material legal proceedings to which any of our directors is a party adverse to us or our subsidiary or in which any such person has a material interest adverse to us or our subsidiary.

Board of Directors Composition

Our Board of Directors currently consists of seven members. The number of directors will be fixed by our Board of Directors, subject to the terms of our amended and restated certificate of incorporation and amended and restated bylaws. Each of our current directors will continue to serve as a director until the election and qualification of his or her successor, or until his or her earlier death, resignation or removal.

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
•
the Class II directors are Mr. Munshi and Dr. Canner, and their terms will expire at the annual meeting of stockholders to be held in 2028; and
•
the Class III directors are Mr. Kush and Mr. Berman, and their terms will expire at the annual meeting of stockholders to be held in 2026.

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

Our audit committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The audit committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2025, our audit committee held four meetings.

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

Our compensation committee operates under a written charter, which satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The compensation committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2025, our compensation committee held six meetings.

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

Our corporate governance and nominating committee operates under a written charter, which we believe satisfies the applicable rules of the SEC and the listing standards of Nasdaq. The corporate governance and nominating committee charter can be found on the “Governance Documents” section of our website at https://www.inhibikase.com/investors/corporate-governance/governance-documents. During 2025, our corporate governance and nominating committee held one meeting.

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

Board and Committee Meetings Attendance

The full Board of Directors met thirteen times during 2025. During 2025, each member of the Board of Directors attended telephonically or in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which such person has been a director), and (ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).

Director Attendance at Annual Meeting of Stockholders

Under our corporate governance guidelines, each of our directors is encouraged to attend our annual meetings of stockholders. Last year, we held an annual meeting of stockholders on June 27, 2025, at which all of our directors were present.

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

Policy Regarding Timing of Awards of Options and Other Option-Like Instruments

We provide the following discussion of the timing of stock option awards in relation to the disclosure of material nonpublic information, as required by Item 402(x) of Regulation S-K. Our Board of Directors generally grants annual equity awards, including stock option grants to our named executive officers, in the first quarter of each fiscal year. In addition, new hires receive stock option grants at the time of their hiring.

Our Board of Directors approved the stock options awards to Mr. Iwicki on February 14, 2025 and February 17, 2025. The grants to Mr. Iwicki were made in connection with the compensation arrangement related to his appointment as Chief Executive Officer, which was announced pursuant to the filing of a Current Report on Form 8-K on February 18, 2025.

In addition, our Board of Directors approved the stock option awards to Mr. Iwicki and Dr. Cabell on February 21, 2025. The grants to Mr. Iwicki and Dr. Cabell were made in connection with the acquisition of CorHepta which was announced pursuant to the filing of a Current Report on Form 8-K on February 24, 2025.

Our Board of Directors further approved the stock option awards to Mr. McIntyre on April 14, 2025. The grant to Mr. McIntyre was made in connection with the compensation arrangement related to his appointment as Chief Financial Officer, which was announced pursuant to the filing of a Current Report on Form 8-K on April 14, 2025.

In accordance with the requirements of the SEC, the following table discloses additional information with respect to the stock options that we awarded described above.

Our Board of Directors did not take material nonpublic information into account when determining the timing or terms of these awards. The grant dates were selected based on the date on which our Board of Directors finalized and approved the awards.

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

Mark Iwicki	2/14/2025	12,668,989	$2.35	$20,237,762	31.1%
	2/17/2025	2,392,388	$2.35	$3,821,661	31.1%
	2/21/2025	602,346	$2.97	$1,452,376	-24.6%
Christopher Cabell, M.D.	2/21/2025	2,810,000	$2.97	$6,764,872	-24.6%
David McIntyre	4/14/2025	3,142,967	$2.00	$4,899,661	-8.2%

(1) The amount reported in this column reflects the grant date fair value of the stock options as determined under the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. For a discussion of the assumptions and methodologies used to value the award, please see the discussion of option awards contained in the notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 27, 2025.

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

Item 11. Executive Compensation.

Our named executive officers for the fiscal year ended December 31, 2025 (also referred to herein as “fiscal 2025”), who consist of our principal executive officer and our two next most highly compensated executive officers, are:

•
Mark Iwicki, our Chief Executive Officer(1);
•
Chris Cabell, our President and Head of Research and Development;
•
David McIntyre, our Chief Financial Officer; and
•
Milton H. Werner, Ph.D., our former President and Chief Executive Officer.

(1)
On February 14, 2025, Mark Iwicki took over the role of Chief Executive Officer and Dr. Werner stepped down from his role as our President and Chief Executive Officer.

Summary Compensation Table

The following table sets forth information regarding the compensation of our named executive officers for the fiscal years ended December 31, 2025 and, if applicable, December 31, 2024:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Mark Iwicki	2025	624,208	—	29,429,299	532,500	—	30,586,007
Chief Executive Officer and Director
Chris Cabell, M.D.	2025	429,167	—	6,764,872	281,250	—	7,475,289
President and Head of Research and Development
David McIntyre	2025	347,216	—	4,899,661	272,813	—	5,519,690
Chief Financial Officer
Milton H. Werner, Ph.D.	2025	728,979	—	40,449	31,543	2,092	803,063
Former President and Chief Executive Officer	2024	523,004	—	7,174,108	267,750	15,761	7,980,623

(1)
The amount reported in this column for each named executive officer represents the aggregate grant date fair value of the option award made to such named executive officer, as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The amounts in 2024 also reflect the incremental fair value with respect to the option repricing that took place on October 9, 2024, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value such option awards and incremental fair value, please see Note 10 to our consolidated financial statements for the year ended December 31, 2025, included in this Annual Report.
(2)
The amount reported in this column for each named executive officer represents the award earned by such named executive officer under our annual performance-based cash incentive program in respect of the applicable fiscal year. These amounts were paid in the first quarter of the following year to which they relate.

(3)
The amount reported in this column for Dr. Werner in 2025 represents amounts paid for Dr. Werner's life insurance policy premiums and automobile expenses.
(4)
Mr. Iwicki commenced employment with us on February 14, 2025. Accordingly, his base salary and non-equity incentive compensation reflect his partial year of employment with us.
(5)
Dr. Cabell commenced employment with us on February 21, 2025, in connection with our acquisition of CorHepta. Accordingly, his base salary and non-equity incentive compensation reflect his partial year of employment with us.
(6)
Mr. McIntyre commenced employment with us on April 14, 2025. Accordingly, his base salary and his non-equity incentive compensation reflect his partial year of employment with us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers as of December 31, 2025:

	Option Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive awards: number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Mark Iwicki	2/14/2025	(1)	911,220	3,462,637	—	2.35	2/14/2035
	2/21/2025	(2)	125,489	476,857	—	2.97	2/21/2035
	2/14/2025	(1)(3)	—	6,837,180	—	2.35	2/14/2035
	2/14/2025	(4)	—	—	213,133	2.35	2/14/2035
	2/14/2025	(4)	—	—	1,842,916	2.35	2/14/2035
	2/17/2025	(1)	373,811	1,420,480	—	2.35	2/14/2035
David McIntyre	4/14/2025	(5)	—	1,775,539	—	2.00	4/14/2035
	4/14/2025	(3)(5)	—	1,367,428		2.00	4/14/2035
Chris Cabell, M.D.	2/21/2025	(6)	—	1,100,705	—	2.97	2/21/2035
	2/21/2025	(3)(6)	—	1,709,295		2.97	2/21/2035
Milton H. Werner, Ph.D. (16)	11/1/2016	(6)	3,643	—	—	1.26	11/1/2026
	11/1/2017	(7)	3,643	—	—	1.26	11/1/2027
	11/1/2018	(8)	3,643	—	—	1.26	1/1/2028
	11/1/2019	(9)	3,643	—	—	1.26	11/1/2029
	12/22/2020	(10)	16,667	—	—	1.26	12/22/2030
	3/7/2022	(11)	20,834	—	—	1.26	3/7/2029
	3/7/2022	(12)	41,667	—	—	1.26	3/7/2029
	3/1/2023	(13)	35,000	—	—	1.26	3/1/2030
	3/1/2023	(14)	17,500		—	1.26	3/1/2030
	4/1/2024	(15)	45,000	—	—	1.26	4/1/2031
	10/9/2024	(16)	5,315,056	—	—	1.26	10/9/2034

(1)
This option will vest in 48 monthly equal installments commencing on March 12, 2025, subject to Mr. Iwicki’s continued service through each vesting date.
(2)
This option will vest and become exercisable in 48 monthly equal installments commencing on March 21, 2025, subject generally to the relevant named executive officer’s continued service through each vesting date.
(3)
These options, to the extent vested, shall only become exercisable in an amount proportional to the number of Series A-1 Warrants and Series B-1 Warrants of the Company (collectively, “Warrant Adjustment Options”) and provided the executive officer is employed by the Company as at the relevant vesting date.
(4)
These options are subject to both a time-based vesting condition (48 equal monthly installments commencing on March 12, 2025) and performance based vesting condition, both of which must be satisfied in order to fully vest. The performance-based vesting condition will be satisfied when a patient is dosed in our planned Phase 2b trial for pulmonary arterial hypertension by December 31, 2026 (or such later dates determined by the Board) or when the Board otherwise determines in its sole discretion.
(5)
This option will vest as follows: 25% will vest on April 14, 2026 and the remaining portion will vest in 36 equal monthly installments thereafter (commencing on May 14, 2026), subject to Mr. McIntyre’s continued service through each vesting date.
(6)
This option will vest in three equal annual installments commencing on February 21, 2027, subject to Dr. Cabell’s continued service through each vesting date.
(7)
All of the shares subject to this option vested as of November 1, 2017.
(8)
All of the shares subject to this option vested as of November 1, 2018.
(9)
All of the shares subject to this option vested as of November 1, 2019.
(10)
All of the shares subject to this option vested as of November 1, 2020.

(11)
With respect to the option awards granted to Dr. Werner on December 22, 2020 that are disclosed in these rows, one-third of each such option award vested and became exercisable on the first anniversary of the closing of our initial public offering (i.e., December 23, 2020), and the remainder vested and became exercisable in 24 equal monthly installments thereafter (commencing with January 1, 2022), subject generally to the relevant named executive officer’s continued service through each vesting date.
(12)
All of the shares subject to this option vested as of May 21, 2025.
(13)
With respect to the option award granted to Dr. Werner on March 7, 2022 that are disclosed in this row, each such option award was subject to performance conditions and vested and became exercisable when the performance conditions was met.
(14)
All of the shares subject to this option vested as of May 21, 2025.
(15)
With respect to the option award granted to Dr. Werner on March 1, 2023 that are disclosed in this row, each such option award was subject to performance conditions and vested and became exercisable when the performance conditions were met.
(16)
With respect to the option award granted to Dr. Werner on April 1, 2024 that is disclosed in this row, one-third of each such option award vested and became exercisable on April 1, 2025, and the remaining portion will vest and become exercisable in 24 equal monthly installments thereafter (commencing with May 1, 2025), subject generally to the relevant named executive officer’s continued service through each vesting date.
(17)
Pursuant to the Werner Separation Agreement and Werner Consulting Agreement, all of Dr. Werner’s outstanding time-based equity awards were accelerated upon his termination as Chief Executive Officer, his performance-based awards accelerated upon completion of his consulting services under the Werner Consulting Agreement and all stock options held by him will remain exercisable through their original expiration date, in each case subject to the approval of our Board of Directors.

Narrative Disclosure to Summary Compensation Table

Elements of Compensation

The compensation of our named executive officers generally consists of three key elements: (i) base salary; (ii) annual cash bonus opportunities; (iii) long term incentive compensation in the form of equity awards and (iv) employee benefits.

Base Salaries

The base salary payable to each named executive is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, responsibilities, and contributions. Each named executive officer’s initial base salary was specified in his employment agreement, as described below, and is reviewed (and, if applicable, adjusted) from time to time by our Board or compensation committee.

For the fiscal year ended December 31, 2025, the annual base salaries for Mr. Iwicki, Dr. Cabell, Mr. McIntyre and Dr. Werner were $710,000, $500,000, $485,000, and $535,000 respectively.

Annual Cash Bonus Opportunities

For the fiscal year ended December 31, 2025, each of our named executive officers was eligible to earn an annual bonus based on our achievement of certain performance objectives (and, in the case of Mr. McIntyre and Dr. Werner, prorated to reflect their partial year of employment). The target annual bonus for Mr. Iwicki, Dr. Cabell, Mr. McIntyre and Dr. Werner were 60%, 45%, 45% and 50% of their respective base salaries. The goals applicable to our NEOs’ 2025 annual cash bonuses related to the achievement of certain performance milestones, including patient enrollment in a trial. Following a review of 2025 performance and given the Company's acceleration into a Phase 3 study, our compensation committee determined that we had achieved our 2025 goals at 125% and approved 2025 cash incentive payments to Mr. Iwicki, Dr. Cabell and Mr. McIntyre equal to 75%, 56.25% and 56.25% of their respective base salaries, respectively.

Equity-based Compensation

We believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants promote executive retention because they incentivize our executive officers to remain in our employment during the vesting period.

Each of our named executives officers (other than Dr. Werner) received equity awards in 2025 in connection with their commencement of employment with us. See “—Outstanding Equity Awards at Fiscal Year-End” above for more information regarding equity awards made to our named executive officers.

Other Benefits

We maintained a Simple IRA retirement savings plan for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Under the Simple IRA retirement savings plan, eligible employees may elect to defer a portion of their compensation, within the limits prescribed by the Code, on a pre-tax basis through contributions to the Simple IRA retirement savings plan. The Simple IRA retirement savings plan authorizes employer safe harbor matching contributions equal to 3% of covered compensation for eligible employees. The Simple IRA retirement savings plan is intended to qualify under Sections 401(a) and 501(a) of the Code. As a tax-qualified retirement program, contributions to the Simple IRA retirement savings plan and the earnings on those contributions are not taxable to the employees until distributed from the Simple IRA retirement savings plan. On July 1, 2025, we terminated the Simple IRA and implemented the Inhibikase Therapeutics 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all of our employees, and all employees are eligible for the 401(k) match which is up to 3.5% of an employee's eligible salary.

Our named executive officers who are full time employees are eligible to participate in our medical and dental insurance plans on the same basis as our other eligible employees and with the Company paying for 90% of the premiums due for participation in those plans, and with the remainder paid by the eligible employee. In addition, it was our practice to reimburse Dr. Werner $418.60 per month in respect of premiums that he pays on his life insurance policy. We also paid Dr. Werner $1,465 and $12,084 in 2025 and 2024 respectively for his automobile expenses.

Agreements with our Named Executive Officers

Mark Iwicki Employment Agreement (the “Iwicki Employment Agreement”)

We entered into the Iwicki Employment Agreement with Mr. Iwicki effective upon the commencement of his employment on February 14, 2025. Pursuant to the Iwicki Employment Agreement, Mr. Iwicki will be paid an initial annual base salary of $710,000 and is eligible for annual incentive cash compensation, with the initial target incentive compensation equal to 60% of his annual base salary. In the event Mr. Iwicki’s employment is terminated by us without Cause or by Mr. Iwicki for Good Reason, in either case, outside of the period commencing three months prior to and ending 24 months following a Change in Control (the “Change in Control Period”), subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Mr. Iwicki will be entitled to (i) a cash payment payable over 24 months equal to the sum of (A) 24 months of his annual base salary plus (B) 200% of his target annual performance bonus, (ii) receive any earned but unpaid bonus from the fiscal year prior to the year in which the date of termination occurs, (iii) receive a pro-rated bonus for the fiscal year in which the date of termination occurs, (iv) receive a monthly payment equal to the monthly employer contribution the we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to 24 months, and (v) partial accelerated vesting of any then outstanding equity awards that are subject to time-based vesting with respect to the same number of shares that would have vested if he had remained employed for an additional 24 months following the date of termination, provided that the Warrant Adjustment Option will only become exercisable if and when the Warrant Adjustment Option would otherwise be exercisable pursuant to its respective terms. In the event such termination occurs within the Change in Control Period, then in lieu of the foregoing and subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Mr. Iwicki will be entitled to (i) a cash payment equal to the sum of (A) 24 months of his annual base salary plus (B) 200% of his target annual performance bonus, (ii) receive a monthly payment equal to the monthly employer contribution the we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to twenty-four (24) months, (iii) full accelerated vesting of any then outstanding equity awards that are subject to time-based vesting, provided that the Warrant Adjustment Option will only become exercisable if and when the Warrant Adjustment Option would otherwise be exercisable pursuant to its respective terms, and (iv) a lump sum payment equal to any unpaid annual incentive compensation earned with respect to the prior fiscal year and 100% of his target annual incentive compensation. The terms “Cause,” “Good Reason” and “Change in Control Period” are each defined in the Iwicki Employment Agreement.

Chris Cabell Employment Agreement (the “Cabell Employment Agreement”)

We entered into the Cabell Employment Agreement with Dr. Cabell effective upon the commencement of his employment on February 21, 2025. Pursuant to the Cabell Employment Agreement, Dr. Cabell will be paid an initial annual base salary of $500,000 and is eligible for annual incentive cash compensation, with the initial target incentive compensation equal to 45% of his annual base salary. In the event Dr. Cabell’s employment is terminated by us without Cause or by Dr. Cabell for Good Reason outside of the Change in Control Period, subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Dr. Cabell will be entitled to (i) cash payment equal to nine months of his annual base salary, payable in equal installments over nine months (ii) receive a monthly payment equal to the monthly employer contribution we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to nine months, (iii) receive any earned but unpaid bonus from the fiscal year prior to the year in which the date of termination occurs, (iv) receive a pro-rated bonus for the fiscal year in which the date of termination occurs and (v) accelerated vesting of a prorated portion of the options granted to him in connection with his commencement of employment (the “New Hire Options”) equal to, if the termination of employment occurs after the end of the 12th month following the first date of employment, then, if any portion of the New Hire Options is unvested at the time of termination, a prorated portion of the New Hire Options shall vest, determined by multiplying (A) the New Hire Options by (B) (i) if the date of termination occurs prior to the first vesting date of the New Hire Options, a fraction, the numerator of which shall be equal to the number of months that have elapsed since the first date of employment, and the denominator of which shall equal 48, and (ii) if the date of termination occurs on or after the first vesting date of the New Hire Options, a fraction, the numerator of which shall be equal to the number of months that have elapsed since the date on which a portion of the New Hire Options last vested, and the denominator of which shall equal 12, provided that the Warrant Adjustment Option will only become exercisable if and when the Warrant Adjustment Option would otherwise be exercisable pursuant to its respective terms. In the event such termination occurs within the Change in Control Period, then in lieu of the foregoing and subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Dr. Cabell will be entitled to (i) cash payment equal to 12 months of his annual base salary, (ii) receive a monthly payment equal to the monthly employer contribution the we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to nine months, (iii) receive any earned but unpaid bonus from the fiscal year prior to the year in which the date of termination occurs, (iv) receive a pro-rated bonus for the fiscal year in which the date of termination occurs and (v) full accelerated vesting of any then outstanding equity awards that are subject to time-based vesting, provided that the Warrant Adjustment Option will only become exercisable if and when the Warrant Adjustment Option would otherwise be exercisable pursuant to its respective terms. The terms “Cause,” “Good Reason” and “Change in Control” are each defined in the Cabell Employment Agreement.

David McIntyre Employment Agreement (the “McIntyre Employment Agreement”)

We entered into the McIntyre Employment Agreement with Mr. McIntyre effective upon the commencement of his employment on April 14, 2025. Pursuant to the McIntyre Employment Agreement, Mr. McIntyre will be paid an initial annual base salary of $485,000 and is eligible for annual incentive cash compensation, with the initial target incentive compensation equal to 45% of his annual base salary. In the event Mr. McIntyre’s employment is terminated by the us without Cause or by Mr. McIntyre for Good Reason outside of the Change in Control Period, subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Mr. McIntyre will be entitled to (i) a payment equal to 12 months of his annual base salary, payable in equal installments over 12 months, (ii) receive any earned but unpaid bonus from the fiscal year prior to the year in which the date of termination occurs, (iii) receive a lump sum payment equal to the pro-rated bonus for the fiscal year in which the date of termination occurs, and (iv) receive a monthly payment equal to the monthly employer contribution we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to twelve (12) months. In the event such termination occurs within the Change in Control Period, then subject to his signing and complying with a release agreement and the release agreement becoming irrevocable, Mr. McIntyre will be entitled to receive (i) a payment equal to twelve (12) months of his annual base salary, (ii) receive any earned but unpaid bonus from the fiscal year prior to the year in which the date of termination occurs, (iii) receive a lump sum payment equal to the pro-rated bonus for the fiscal year in which the date of termination occurs, (iv) receive a monthly payment equal to the monthly employer contribution we would have made to provide health insurance had he remained employed, paid to either the group health plan provider, the COBRA provider or directly to him for up to twelve (12) months and (v) accelerated vesting of all time-based equity awards. The terms “Cause,” “Good Reason” and “Change in Control” are each defined in the McIntyre Employment Agreement.

Milton H. Werner, Ph.D. Separation Agreement (the “Werner Separation Agreement”)

Upon Dr. Werner’s termination of employment effective February 13, 2025, Dr. Werner entered into the Werner Separation Agreement, pursuant to which Dr. Werner was entitled to receive: (i) an amount equal to 12 months of his base salary, paid out in equal installments over the twelve-month period following his separation in accordance with our normal payroll practices; (ii) payment of any annual bonus accrued for the year prior to the year of termination (to the extent not already paid); (iii) payment of a pro-rated annual bonus for the year of termination, with the amount based on actual performance through the end of the year of termination and the pro-ration based on the number of days that Dr. Werner was employed during the year of termination, paid when annual bonuses are paid to other senior executives of the Company; (iv) reimbursement of Dr. Werner’s COBRA premiums for up to 12 months post-termination; and (v) full vesting of any outstanding, unvested time-based equity awards granted to him by us. Dr. Werner’s outstanding vested stock options would also remain exercisable for six (6) months following his termination (and in no event past the expiration date). Such payments and benefits were provided in exchange for a release of claims and agreement to a one-year post employment noncompetition covenant.

Milton H. Werner, Ph.D. Consulting Agreement (the “Werner Consulting Agreement”)

On February 13, 2025, we entered into the Werner Consulting Agreement, pursuant to which, Dr. Werner will provide certain services to us through May 13, 2025. As consideration for such services, Dr. Werner will receive a monthly fee in the amount of $44,583.33 until such time as the Werner Consulting Agreement is terminated or an amount pro-rated in any month wherein the consulting relationship with us has been terminated. Dr. Werner’s equity awards shall continue to vest for so long as he has a service relationship with us under the Consulting Agreement, with 100% of the time-based awards and 100% of the performance-based equity awards that are subject to achievement of milestones becoming fully vested and exercisable upon the completion of the term of the Consulting Agreement. All vested equity awards at the completion of the term of the Consulting Agreement shall remain exercisable until the end of the original option term.

Director Compensation

The following table presents the total compensation received by each of our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Mr. Dennis Berman(2)	90,000	216,426	306,426
Dr. Roy Freeman(3)	31,400	—	31,400
Mr. Roberto Bellini(4)	103,750	468,810	572,560
Mr. Amit Munshi(5)	102,050	440,344	542,394
Mr. Arvind Kush(6)	97,000	440,344	537,344
Dr. David Canner(7)	64,600	383,411	448,011
Mr. Vincent Aurentz(8)	65,133	435,398	500,531

(1)
The amounts disclosed represent the aggregate grant date fair value of the award as calculated in accordance with FASB Accounting Standards Codification Topic 718, or ASC 718. The amounts also reflect the incremental fair value with respect to the option repricing that took place on October 9, 2024, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value such option awards and incremental fair value, please see the discussion of option awards contained in Note 10. These amounts do not correspond to the actual value that may be recognized by the directors upon vesting of the applicable awards.
(2)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Berman outstanding as of December 31, 2025, was 147,796.
(3)
Dr. Freeman ceased serving on our Board of Directors when his term ended at our 2025 Annual Meeting of Stockholders.
(4)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Bellini outstanding as of December 31, 2025, was 298,341.
(5)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Munshi outstanding as of December 31, 2025, was 281,361.
(6)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Kush outstanding as of December 31, 2025, was 281,361.
(7)
The aggregate number of shares of our Common Stock underlying stock options granted to Dr. Canner outstanding as of December 31, 2025, was 247,401.
(8)
The aggregate number of shares of our Common Stock underlying stock options granted to Mr. Aurentz outstanding as of December 31, 2025, was 242,603.

Our Board of Directors has approved a compensation program for our non-employee directors pursuant to which each non-employee director is eligible to receive compensation for his or her service consisting of annual cash retainers and equity awards as described below. Our Board of Directors may revise non-employee director compensation as it deems necessary or appropriate.

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

Non-Employee Director Equity Compensation

Each new non-employee director is granted an option award to purchase $300,000 of shares of our Common Stock, with 50% of such option award vesting on each of the first two anniversaries of the date of grant, and upon the date of each annual meeting, each current and continuing non-employee director is granted an annual option award to purchase $150,000 of shares of our Common Stock, with vesting occurring in full on the earlier of (i) the one year anniversary of the date of grant and (ii) the day prior to the next annual meeting of stockholders. All vesting is subject to the non-employee director’s continued service on our Board of Directors.

Additional Compensation

On February 14, 2025, in recognition for the extraordinary work in connection with our transition, Mr. Bellini received a one-time cash payment equal to $24,000, and we granted the following fully vested options to each of our non-employee directors:

Name	Number of Shares underlying the Stock Option
David Canner, Ph.D.	22,640
Roy Freeman	22,640	(1)
Dennis Berman	39,620
Amit Munshi	56,600
Arvind Kush	56,600
Roberto Bellini	73,580

(1) Dr. Freeman ceased serving on our Board of Directors when his term ended at our 2025 Annual Meeting of the Stockholders and the stock option granted on February 14, 2025 was forfeited in accordance with its terms.

In addition, on February 14, 2025, each of Mr. Bellini, Mr. Munshi, Mr. Kush, and Dr. Canner were granted a catch-up option award of 116,585 shares, which vest in two equal installments on October 24, 2025 and October 24, 2026.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2025:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by stockholders
Inhibikase Therapeutics, Inc. 2011 Equity Incentive Plan	444,372	$1.26	—
Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan(1)	17,638,371	$1.70	6,751,636
Equity Compensation Plans not approved by stockholders(2)	20,121,377	$2.51	—
(1)
We maintain our 2020 Equity Incentive Plan (the “2020 Plan”), which was initially approved by our stockholders on July 21, 2020 and which became effective immediately prior to our initial public offering. Employees, officers, directors, consultants and advisors are eligible to participate in the 2020 Plan. As of December 31, 2025, there were 6,751,636 shares reserved for issuance under the 2020 Plan that remained available, which number excludes the 6,969,206 shares that were added to the 2020 Plan on January 1, 2026 as a result of the amendment to the 2020 Plan approved by our stockholders on June 27, 2025 pursuant to which an automatic evergreen provision was added to provide for an annual increase in January to the number of shares available for issuance under the 2020 Plan. Prior to our December 2020 initial public offering we maintained our 2011 Equity Incentive Plan (the “2011 Plan”). We ceased making new grants under the 2011 Plan upon effectiveness of the 2020 Plan. However, options that were previously granted under the 2011 Plan will remain subject to the terms and conditions contained in the 2011 plan.
(2)
Consists of shares of common stock issuable upon exercise of outstanding stock options granted pursuant to the Nasdaq inducement grant exception as a component of employment compensation for an employee. The inducement grants were made as an inducement material to employees entering employment with us in accordance with Nasdaq Listing Rule 5635(c)(4).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 16, 2026 by:

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

We have based our calculation of the percentage of beneficial ownership on 132,062,636 shares of our common stock outstanding on March 16, 2026. We have deemed shares of our common stock subject to stock options that are currently exercisable or exercisable within 60 days of March 16, 2026, to be outstanding and to be beneficially owned by the person holding the stock option for the purpose of computing the percentage ownership of that person. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Inhibikase Therapeutics, Inc., 1000 N. West Street, Suite 1200, Wilmington, DE 19801.

	Shares Beneficially Owned
Name of Beneficial Owner	Shares	Percentage
Named Executive Officers and Directors
Mark Iwicki(1)	4,793,483	3.5%
Chris Cabell, M.D.(2)	776,577	*
David McIntyre(3)	971,096	*
Milton H. Werner, Ph.D.(4)	6,416,416	4.7%
Amit Munshi(5)	1,066,173	*
Roberto Bellini(6)	161,873	*
Dennis Berman(7)	454,178	*
Arvind Kush(8)	495,715	*
David Canner(9)	110,933	*
Vincent Aurentz(10)	577,810	*
All executive officers and directors as a group (nine persons)(11)	9,407,838	6.7%
5% Stockholders
Entities affiliated with Soleus Capital (12)	37,963,764	23.2%
Sands Capital Life Sciences Pulse Fund II, L.P.(13)	28,562,085	19.4%
Fairmount Healthcare Fund II L.P.(14)	28,105,395	18.5%
Perceptive Advisors LLC(15)	15,742,443	11.1%
ADAR1 Capital Management, LLC(16)	15,317,405	11.0%
SP IKT Holdings LLC(17)	14,129,664	10.1%
Nantahala Capital Management, LLC(18)	7,037,916	5.2%

* Represents beneficial ownership of less than one percent.

(1)
Consists of 4,793,483 shares of common stock underlying options exercisable within 60 days of March 16, 2026. The amount does not include 2,136,619 shares of common stock underlying warrant adjustment options that remain subject to the actual exercise of our Series A-1 and B-1 Warrants.
(2)
Consists of (a) 676,564 shares of common stock held of record by Mr. Cabell and (b) 100,013 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(3)
Consists of (a) 10,285 shares of common stock held of record by Mr. McIntyre and (b) 960,811 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(4)
Consists of (a) 891,906 shares of common stock held of record by Dr. Werner and (b) 5,524,510 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(5)
Consists of (a) 403,176 shares of common stock held of record by Mr. Munshi, (b) 144,893 shares of common stock underlying options exercisable within 60 days of March 16, 2026 and (c) 518,104 warrants.
(6)
Consists of 161,873 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(7)
Consists of 454,178 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(8)
Consists of (a) 145,000 held of record by Mr. Kush, (b) 144,893 shares underlying options exercisable within 60 days of March 16, 2026 and (c) 205,822 warrants.
(9)
Consists of 110,933 shares underlying options exercisable within 60 days of March 1, 2026.
(10)
Consists of (a) 510,596 shares of common stock held of record by Mr. Aurentz and (b) 67,214 shares of common stock underlying options exercisable within 60 days of March 16, 2026.
(11)
Consists of (a) 1,745,621 shares of common stock, (b) 6,938,291 shares of common stock underlying options exercisable within 60 days of March 16, 2026 and (c) 723,923 warrants, held by executive officers and directors.

(12)
Based on information available to us and filed on a Schedule 13G by Soleus Private Equity GP III, LLC on October 28, 2024, with the SEC. Consists of (i) 6,325,000 shares of common stock, (ii) 9,370,000 shares of common stock issuable upon exercise of Pre-Funded Warrants, (iii) 7,844,080 shares of common stock issuable upon exercise of Series A-1 Warrants and (iv) 14,424,684 shares of common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a 9.99% beneficial ownership limitation. 4,264,968 of such shares of common stock, 6,318,221 shares of common stock issuable upon exercise of Pre-Funded Warrants, 5,289,288 Series A-1 Warrants and 9,726,610 Series B-1 Warrants are directly held by Soleus Capital Master Fund, L.P. (“Soleus Master Fund”). 2,060,032 of such shares of common stock, 3,051,779 shares of common stock issuable upon exercise of Pre-Funded Warrants, 2,554,792 Series A-1 Warrants and 4,698,074 Series B-1 Warrants are directly held by Soleus Private Equity Fund III, L.P. (“Soleus PE Fund III”). Soleus Capital, LLC (“Soleus Capital”) is the sole general partner of Soleus Master Fund, Soleus Capital Group, LLC (“SCG”) is the sole managing member of Soleus Capital and Guy Levy is the sole managing member of SCG. Each of SCG, Soleus Capital and Mr. Levy disclaims beneficial ownership of the shares held by Soleus Master Fund, except to the extent of his or its pecuniary interest therein. Soleus Private Equity GP III, LLC is the sole general partner of Soleus PE Fund III, Soleus PE GP III, LLC is the sole manager of Soleus Private Equity GP III, LLC and Mr. Levy is the sole managing member of Soleus PE GP III, LLC. Each of Mr. Levy, Soleus PE GP III, LLC and Soleus Private Equity GP III, LLC disclaims beneficial ownership of the shares held by Soleus PE Fund III, except to the extent of his or its pecuniary interest therein. Soleus Capital Management, L.P. is the investment manager of each of Soleus Master Fund and Soleus PE Fund III and has been delegated voting and dispositive power over the shares held by such funds. Soleus GP, LLC is the general partner of Soleus Capital Management, L.P. and Guy Levy is the managing member of Soleus GP, LLC. Each of Soleus Capital Management, L.P. and Soleus GP, LLC disclaims beneficial ownership of the shares held by Soleus Master Fund and Soleus PE Fund III, except to the extent of its pecuniary interest therein. The address of Mr. Levy and of each of the entities listed is c/o Soleus Capital Management, L.P., 104 Field Point Road, 2nd Floor, Greenwich, CT 06830.
(13)
Based on information available to us and filed on a Schedule 13G/A by Sands Capital Life Sciences Pulse Fund II, L.P. ("Sands Pulse Fund II") on February 13, 2026, with the SEC. Consists of (i) 13,018,965 shares of common stock, (ii) 5,475,000 shares of common stock issuable upon exercise of Series A-1 Warrants and (iii) 10,068,120 shares of common stock issuable upon exercise of Series B-1 Warrants. The securities are directly held by Sands Pulse Fund II. Sands Capital Life Sciences Pulse Fund II-GP, L.P. ("Sands Pulse GP LP") is the general partner of Sands Pulse Fund II. Sands Capital Life Sciences Pulse Fund-GP, LLC ("Sands Pulse GP LLC" and, together with Sands Pulse GP LP, the "Sands General Partners") is the general partner of Sands Pulse GP LP. Sands Capital Alternatives is the investment manager of Sands Pulse Fund II and thus may be deemed to beneficially own the shares of Common Stock held by Sands Pulse Fund II. Frank M. Sands holds ultimate voting and investment power over securities held by Sands Pulse Fund II, and thus may be deemed to beneficially own the shares held by Sands Pulse Fund II. Each of Mr. Sands, Sands Pulse Fund II, and the Sands General Partners disclaim beneficial ownership of any securities beyond its pecuniary interest therein.. The address of each of the entities and the individual listed is c/o Sands Capital Ventures, LLC, 1000 Wilson Boulevard, Suite 3000, Arlington, VA 22209.
(14)
Based on information available to us and filed on a Schedule 13G/A by Fairmount Funds Management, LLC on February 17, 2026, with the SEC. Consists of (i) 8,625,000 shares of our common stock issued pursuant to the Purchase Agreement, (ii) 3,836,101 shares of our common stock issuable upon exercise of Pre-Funded Warrants, (iii) 5,290,872 shares of our common stock issuable upon exercise of Series A-1 Warrants and (iv) 9,729,523 shares of our common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a beneficial ownership limitation of 9.99%. The securities are directly held by Fairmount Healthcare Fund II L.P. (“Fairmount Fund II”). Fairmount Funds Management LLC (“Fairmount”) serves as investment manager for Fairmount Fund II. Fairmount Fund II has delegated to Fairmount the sole power to vote and the sole power to dispose of all securities held in Fairmount Fund II’s portfolio. Because Fairmount Fund II has divested itself of voting and investment power over the securities it holds and may not revoke that delegation on less than 61 days’ notice, Fairmount Fund II disclaims beneficial ownership of the securities it holds. The general partner of Fairmount is Fairmount Funds Management GP LLC (“Fairmount GP”). As managing members of Fairmount GP, Peter Harwin and Tomas Kiselak may be deemed to have voting and investment power over the shares held by Fairmount Fund II. Fairmount, Fairmount GP, Peter Harwin and Tomas Kiselak disclaim beneficial ownership of such shares, except to the extent of any pecuniary interest therein. The address of each of the entities and individuals listed is 200 Barr Harbor Drive, Suite 400, West Conshohocken, PA 19428.
(15)
Based on information available to us and filed on a Schedule 13G/A by Perceptive Advisors LLC on February 17, 2026, with the SEC. Consists of (i) 5,421,568 shares of common stock, (ii) 790,000 shares of common stock issuable upon exercise of Pre-Funded Warrants, (iii) 3,357,211 shares of common stock issuable upon exercise of Series A-1 Warrants and (iv) 6,173,664 shares of common stock issuable upon exercise of Series B-1 Warrants. The Pre-Funded Warrants are subject to a 9.99% beneficial ownership limitation. The securities are directly held by Perceptive Life Sciences Master Fund, Ltd. Perceptive Advisors LLC is the investment manager to Perceptive Life Sciences Master Fund, Ltd. and may be deemed to beneficially own the securities directly held by Perceptive Life Sciences Master Fund, Ltd. Joseph Edelman is the managing member of Perceptive Advisors LLC and may be deemed to beneficially own the shares held by Perceptive Life Sciences Master Fund, Ltd. Each of Perceptive Advisors LLC and Mr. Edelman expressly disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. The address of Perceptive Life Sciences Master Fund, Ltd. is 51 Astor Place, 10th Floor, New York, NY 10003.
(16)
Based on information available to us and filed on a Schedule 13G/A by ADAR1 Capital Management, LLC on February 17, 2026, with the SEC. Consists of (i) 6,030,160 shares of common stock held by ADAR1 Partners, LP, 916,571 shares of common stock held by Spearhead Insurance Solutions IDF, LLC, 510,949 shares of common stock held by ADAR1 SPV I, LP, and 606,269 shares held by other separately managed accounts and (ii) 2,555,000 shares of common stock issuable upon exercise of Series A-1 Warrants and 4,698,456 shares of common stock issuable upon exercise of Series B-1 Warrants; of which (a) 2,046,577 Series A-1 Warrants and 3,763,505 Series B-1 Warrants are directly held by ADAR1 Partners, LP (“ADAR1 Partners”), (b) 252,948 Series A-1 Warrants and 465,153 Series B-1 Warrants are directly held by Spearhead Insurance Solutions IDF, LLC—Series ADAR1 (“Spearhead”) and (c) 255,475 Series A-1 Warrants and 469,798 Series B-1 Warrants are directly held by ADAR1 SPV I, LP (“ADAR1 SPV”). ADAR1 Capital Management, LLC (“ADAR1 Capital Management”) acts as an investment adviser to, and manages investment and trading accounts of, ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management GP, LLC (“ADAR1 General Partner”) acts as the general partner of ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management and ADAR1 General Partner may be deemed to indirectly beneficially own the securities held by ADAR1 Partners and ADAR1 SPV. Daniel Schneeberger is the Manager of ADAR1 Capital Management and ADAR1 General Partner. Mr. Schneeberger may be deemed to indirectly beneficially own securities held by ADAR1 Partners and ADAR1 SPV. ADAR1 Capital Management serves as sub-advisor to Spearhead and Mr. Schneeberger, as manager of ADAR1 Capital Management, may also be deemed to indirectly beneficially own the securities held by Spearhead. Ken Foley is the managing member of Spearhead and may be deemed to indirectly own the securities held by Spearhead. The address of each of ADAR1 Partners, ADAR1 SPV, ADAR1 Capital Management, ADAR1 General Partner and Mr. Schneeberger is 3503 Wild Cherry Drive, Building 9, Austin, TX 78738 and the address of Spearhead and Mr. Foley is 3828 Kennett Pike, Ste 202, Greenville, DE 19807.

(17)
Based on information available to us and filed on a Schedule 13G by SP IKT Holdings LLC on October 28, 2024, with the SEC. Consists of (i) 5,840,000 shares of common stock held by SP IKT Holdings LLC and (ii) 2,920,000 shares of common stock issuable upon exercise of Series A-1 Warrants and (iii) 5,369,664 shares of our common stock issuable upon exercise of Series B-1 Warrants. The securities are directly held by SP IKT Holdings LLC, a Delaware Limited Liability Company (“SP IKT”), and may be deemed to be beneficially owned by: SP Soleus Holdings LLC (“Soleus Holdings”), as the sole member of SP IKT. Soleus Holdings is managed by a four-member board of managers, which currently includes Charles A. Davis, Stephen Friedman, David J. Wermuth and Christopher Timchak, each of whom may be deemed to beneficially own the securities held by SP IKT. Each of Messrs. Davis, Friedman, Wermuth and Timchak disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. The address of SP IKT is c/o SP Soleus Holdings LLC, 20 Horseneck Ln., Greenwich, CT 06880.
(18)
Information is solely based on a Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”) on February 13, 2026, with the SEC. Nantahala may be deemed to be the beneficial owner of 7,037,916 shares of common stock held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those Shares. The 7,037,916 shares of common stock includes 3,108,624 Shares which may be acquired by Nantahala within sixty days through the exercise of warrants. As the managing members of Nantahala, each of Messrs. Harkey and Mack may be deemed to be a beneficial owner of those Shares. The address of the principal business office of Nantahala is 130 Main St., 2nd Floor, New Canaan, Connecticut 06840.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, including those discussed in the section titled “Executive Compensation” in this Annual Report, since January 1, 2024, we have not been nor are we a party to any transactions or any currently proposed transaction in which:

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

For information on our compensation arrangements, including employment, termination of employment and change in control arrangements, with our directors and executive officers, see the section titled “Executive Compensation” in this Annual Report.

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

	December 31,
Fee Category	2025	2024
Audit Fees (1)	$487,939	$464,034
Audit-Related Fees (2)	—	—
Tax Fees (3)	118,321	115,552
All Other Fees (4)	—	—
Total Fees	$606,260	$579,586

(1)
Audit fees in 2025 and 2024 include fees related to the annual audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and comfort letters, consents and assistance with and review of documents filed with the SEC.
(2)
There were no audit-related fees incurred in 2025 or 2024.
(3)
Tax fees are related to tax compliance, tax advice and tax planning services, including the review and preparation of our federal and state income tax returns.
(4)
There were no other fees incurred in 2025 or 2024.

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

All such audit and permissible non-audit services were pre-approved in accordance with this policy during the fiscal year ended December 31, 2025. These services may include audit services, audit-related services, tax services and other services. The audit committee considers whether the provision of each non-audit service is compatible with maintaining the independence of our independent registered public accounting firm. The responsibility to pre-approve audit and non-audit services may be delegated by the audit committee to one or more members of the audit committee; provided that any decisions made by such member or members must be presented to the full audit committee at its next scheduled meeting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of Inhibikase Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inhibikase Therapeutics, Inc. and Subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation – Initial Measurement of Fair Value

As described further in Note 2 of the notes to the consolidated financial statements with regards to the policy note on Stock-Based Compensation, the Company issued certain options that were deemed complex option structures. To estimate the grant date fair value of the complex option structure awards, the Company utilized a Monte Carlo valuation model to estimate a range of potential future outcomes over the expected term of the awards. With the assistance of valuation specialists, the Company estimated the fair value of the complex option structures awarded during the year ended December 31, 2025.

We identified the assessment of the fair value of the complex option structure awards as a critical audit matter associated with the complexity of management's judgments and estimates related to the valuation of the complex option structure awards. Given these factors, the related audit effort in evaluating management's judgments and estimates in assessing the valuation of the complex option structure awards was complex, subjective and challenging and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following:

•
We obtained an understanding of and evaluated the design and implementation of controls that addressed the risk of material misstatement for the valuation of the complex option structure awards.
•
We evaluated management's significant accounting policies related to valuation of option awards for reasonableness.
•
We assessed whether the use of a Monte Carlo simulation model was appropriate for the characteristics of the awards.
•
We inspected the grant agreements to understand the key terms and conditions that affect fair value.
•
We tested the reasonableness of the key assumptions used in the valuation, including stock price, volatility, risk free interest rates, exercise conditions and probability assessments.
•
We involved valuation professionals to evaluate the methodology, assumptions and results of the Monte Carlo valuation, including the final grant date fair value conclusion.

Asset Purchase Agreement – CorHepta Pharmaceuticals, Inc.

As described further in Note 7 in the consolidated financial statements, the Company entered into an Agreement and Plan of Merger and Reorganization with CorHepta Pharmaceuticals, Inc. (the "Acquisition Agreement"). The Acquisition Agreement included a contingent consideration provision subject to the achievement of certain milestones, which is required to be recognized at fair value, along with post-merger compensation expense subject to both service based and performance based vesting conditions.

The financial reporting of the Acquisition Agreement involved significant judgments and estimates by management in the determination of the accounting for the asset acquisition, accounting for the post-merger compensation expense and probability assessments related to the contingent consideration included in the terms of the Acquisition Agreement. Given these factors, the related audit effort in evaluating management's accounting and judgments of the Acquisition Agreement was complex, subjective and challenging and required a high degree of auditor judgment.

How our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to this critical audit matter included the following:

•
We obtained an understanding of and evaluated the design and implementation of controls that addressed the risk of material misstatement for the financial reporting of the Acquisition Agreement.
•
We evaluated management's significant accounting policies related to asset acquisitions for reasonableness.
•
We inspected the Acquisition Agreement to understand the components of consideration, including contingent consideration and post-merger compensation expense.
•
We assessed the probability of certain milestones being met, including both service and performance conditions which impact the determination of the overall merger consideration, including contingent consideration and post-merger compensation expense.

•
We involved individuals with specialized skill and knowledge to assist in testing the Company's methodology and significant assumptions involved in the terms of the Acquisition Agreement.
•
We recalculated the remeasurement of the fair value of the contingent consideration as of the reporting date.
•
We evaluated the adequacy of the related consolidated financial statement disclosures.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2018.

Holmdel, New Jersey

March 26, 2026

Inhibikase Therapeutics, Inc.

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash and cash equivalents	$139,220,208	$56,490,579
Marketable securities	39,543,820	41,052,949
Prepaid research and development	1,001,993	81,308
Prepaid expenses and other current assets	343,374	826,473
Total current assets	180,109,395	98,451,309
Equipment and improvements, net	—	47,100
Right-of-use asset	—	101,437
Prepaid research and development, noncurrent	1,000,000	—
Other assets	95,121	—
Total assets	$181,204,516	$98,599,846
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,158,054	$943,019
Lease obligation, current	—	110,517
Accrued expenses and other current liabilities	4,081,282	2,680,030
Contingent consideration liability	3,061,501	—
Total current liabilities	8,300,837	3,733,566
Total liabilities	8,300,837	3,733,566
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 500,000,000 and 100,000,000 shares authorized; 131,691,237 and 69,362,439 shares issued and outstanding (including 4,149,252 and 0 contingently issuable shares - see Note 7) at December 31, 2025 and December 31, 2024, respectively	131,691	69,362
Additional paid-in capital	315,429,986	189,254,777
Accumulated other comprehensive income (loss)	21,802	(37,248)
Accumulated deficit	(142,679,800)	(94,420,611)
Total stockholders' equity	172,903,679	94,866,280
Total liabilities and stockholders’ equity	$181,204,516	$98,599,846

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2025	2024
Costs and expenses:
Research and development	$29,793,146	$17,210,548
Selling, general and administrative	23,555,079	11,378,520
Change in fair value contingent consideration	(1,373,942)	—
Total costs and expenses	51,974,283	28,589,068
Loss from operations	(51,974,283)	(28,589,068)
Interest income	3,715,094	1,069,182
Net loss	(48,259,189)	(27,519,886)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	59,050	(38,125)
Comprehensive loss	$(48,200,139)	$(27,558,011)
Net loss per share – basic and diluted	$(0.49)	$(1.16)
Weighted-average number of shares – basic and diluted	98,310,190	23,712,220

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2023	6,186,280	$6,186	$77,871,584	$877	$(66,900,725)	$10,977,922
Stock-based compensation expense	—	—	8,140,617	—	—	8,140,617
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	63,176,159	63,176	103,242,576	—	—	103,305,752
Other comprehensive loss	—	—	—	(38,125)	—	(38,125)
Net loss	—	—	—	—	(27,519,886)	(27,519,886)
Balance at December 31, 2024	69,362,439	69,362	189,254,777	(37,248)	(94,420,611)	94,866,280
Stock-based compensation expense	—	—	15,309,924	—	—	15,309,924
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	57,416,415	57,417	110,020,580	—	—	110,077,997
Contingently issuable common stock subject to vesting criteria (see Note 7)	4,149,252	4,149	—	—	—	4,149
Issuance of common stock, stock options exercised	763,131	763	844,705	—	—	845,468
Other comprehensive income	—	—	—	59,050	—	59,050
Net loss	—	—	—	—	(48,259,189)	(48,259,189)
Balance at December 31, 2025	131,691,237	$131,691	$315,429,986	$21,802	$(142,679,800)	$172,903,679

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(48,259,189)	$(27,519,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	60,499	26,272
Stock-based compensation expense	15,309,924	8,140,617
Write-off of in-process research and development	7,357,294	—
Change in fair value of contingent consideration	(1,373,942)	—
Non-cash accretion on marketable securities	(936,975)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	101,437	120,790
Prepaid expenses and other current assets	532,732	(616,523)
Prepaid research and development	(1,920,685)	138,508
Other assets	(95,121)	—
Accounts payable	146,827	271,782
Operating lease liabilities	(110,517)	(129,702)
Accrued expenses and other current liabilities	1,401,252	420,075
Net cash used in operating activities	(27,786,464)	(19,148,067)

Cash flows from investing activities
Purchases of equipment and improvements	(13,399)	—
Purchases of investments - marketable securities	(39,094,847)	(60,455,103)
Maturities of investments - marketable securities	41,600,000	23,450,902
Acquired in-process research and development	(438,624)	—
Net cash provided by (used in) investing activities	2,053,130	(37,004,201)

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	107,617,495	103,477,668
Issuance of common stock from exercise of stock options	845,468	—
Net cash provided by financing activities	108,462,963	103,477,668
Net increase in cash and cash equivalents	82,729,629	47,325,400
Cash and cash equivalents at beginning of year	56,490,579	9,165,179
Cash and cash equivalents at end of year	$139,220,208	$56,490,579
Supplemental disclosures of cash flow information
Issuance costs	$7,359,783	$11,499,089
Non-cash investing and financing activities
Contingent consideration	$4,435,443	$—
Non-cash IPR&D acquired through common stock contingently issued shares	$2,464,652	$—
Non-cash financing costs included in accounts payable	$373,231	$—
CorHepta transaction costs	$175,000	$—
Write-off of fully depreciated equipment and improvements	$117,224	$—

See accompanying notes to consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Consolidated Financial Statements

1. Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing therapeutics to modify the course of cardiopulmonary diseases, namely, Pulmonary Arterial Hypertension (“PAH”), in which aberrant signaling through type III receptor tyrosine kinases, including platelet derived growth factor receptors and a stem cell factor receptor, known as “c-Kit”, has been implicated. The Company's lead product candidate is IKT-001, a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. The Company has completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), has been initiated with the activation of a small number of sites and the recent commencement of patient pre-screening activities at those sites.

Liquidity

As of December 31, 2025, the Company had cash, cash equivalents and marketable securities of $178.8 million.

The Company has incurred recurring losses and at December 31, 2025, had an accumulated deficit of $142.7 million.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock (and pre-funded warrants) and sales of common stock through at-the-market (“ATM”) offerings. In December 2020, June 2021, January 2023, May 2024, October 2024 and November 2025, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, $3.2 million, $99.6 million and $107.6 million, respectively, in net proceeds and $0.5 million in net ATM proceeds in 2024.

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

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms or in a timely fashion (see Note 11). In addition, potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all. The Company’s failure to raise sufficient or timely capital or enter into such other arrangements would have a negative impact on the Company’s business, financial viability, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at December 31, 2025 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these consolidated financial statements.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2025 and 2024, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) for financial information, which prescribes elimination of all significant inter-company accounts and transactions in the accounts of the Company and its wholly owned subsidiary, IKT Securities Corporation and CorHepta Pharmaceuticals, Inc. In the opinion of management, these consolidated financial statements reflect all adjustments which are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiaries, IKT Securities Corporation and CorHepta Pharmaceuticals, Inc. The Company has eliminated all inter-company transactions for the years presented.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to exercise judgment and make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company utilizes certain estimates in the determination of our liquidity and working capital adequacy, contingent consideration, the fair value of its stock options and warrants, deferred tax valuation allowances, and to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing protein kinase inhibitor therapeutics (see Note 17).

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less at date of purchase to be cash equivalents. The Company had cash, cash equivalents and marketable securities of $178.8 million and $97.5 million at December 31, 2025 and 2024, respectively.

Accounts receivable

The Company makes judgments as to its ability to collect outstanding receivables and provides a provision for credit losses for receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices and the overall quality and age of those invoices along with current economic conditions. To date, the Company has not had any provision for credit losses, and the Company did not have any accounts receivable as of December 31, 2025 and 2024. As of January 1, 2024, the Company did not have any accounts receivable.

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

The Company’s financial assets, which include cash equivalents and marketable securities, have been initially valued at the transaction price, and subsequently revalued at the end of each reporting period, utilizing third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, to determine value and improvements are stated at cost, less accumulated depreciation.

Marketable Securities

The Company's marketable securities consist of U.S. Treasury bills with maturities of less than one year which are classified as available-for-sale and included in current assets on the consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses, if any, are included in other income, net in the consolidated statements of operations and comprehensive loss.

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

The Company remeasures the contingent consideration liability to fair value at each reporting date based on the share price on that day times the number of shares, until the contingency is resolved or expires, with changes in the fair value of the contingent consideration liability included within operating expenses on the Company’s consolidated statements of operations and comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not report any revenue for the years ended December 31, 2025 and 2024.

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

During the years ended December 31, 2025 and 2024 the Company incurred expenses of approximately $0 and $307,000, respectively, with a related party vendor included in research and development expenses. As of December 31, 2025 and 2024, the Company did not have a payable or accrued expense balance with a related party.

Stock-Based Compensation

The Company has a stock-based compensation plan which is more fully described in Note 10. The Company records stock-based compensation for options granted to employees and to members of the board of directors for their services, based on the grant date fair value of awards issued, and the expense is recorded on a straight-line basis over the applicable service period, which is generally one to four years. The Company accounts for non-employee stock-based compensation arrangements based upon the fair value of the consideration received or the equity instruments issued, whichever is more reliably measurable. Stock-based compensation costs for non-employee awards are recognized as services are provided, which is generally the vesting period.

The Company uses a Monte Carlo simulation to determine the fair value of complex option structures. For all non-complex option structures, the Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock options. The use of the Black-Scholes-Merton option-pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the common stock. The Company has concluded that the historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term. Therefore, the expected term was determined according to the simplified method, which is the average of the vesting tranche dates and the contractual term. Because our shares have a limited trading history, we estimate expected stock price volatility using a combination of (i) the historical volatility of our own common stock for the period for which trading data is available and (ii) the historical volatility of a group of comparable publicly traded peer companies in our industry. For these analyses, companies with comparable characteristics are selected, including enterprise value and position within the industry, and with historical share price information sufficient to meet the expected life of the stock-based awards. As our common stock accumulates additional trading history, we will continue to evaluate the appropriateness of leveraging peer-group volatility and will transition to using only our own historical volatility when sufficient data becomes available. The Company computes the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of its stock-based awards. The risk-free interest rate is determined by reference to U.S. Treasury zero-coupon issues with remaining maturities similar to the expected term of the options. The Company has not paid, and does not anticipate paying, cash dividends on shares of common stock.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss applicable to common stockholders by the weighted-average number of shares outstanding during the period which includes the Company's pre-funded warrants and shares held in abeyance from date of issuance, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted-average number of shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method. For purposes of the diluted net loss per share calculation, warrants to purchase common stock and stock options are considered to be common stock equivalents, but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share applicable to common stockholders were the same for all periods presented.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU retrospectively and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

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

3. Supplemental Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	December 31, 2025	December 31, 2024
Accrued consulting	$23,899	$202,379
Accrued compensation	3,262,695	999,303
Accrued research and development	581,761	1,397,348
Accrued other	212,927	81,000
Total accrued expenses and other current liabilities	$4,081,282	$2,680,030

4. Fair Value of Financial Instruments

The following table summarizes cash equivalents and marketable securities measured at their fair value on a recurring basis as of:

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,824,866	$—	$—	$14,824,866
Total	$14,824,866	$—	$—	$14,824,866

Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,543,820	$—	$—	$39,543,820
Total	$39,543,820	$—	$—	$39,543,820

Other current liabilities:
Contingent consideration (see Note 7)	$—	$—	$3,061,501	$3,061,501
Total	$—	$—	$3,061,501	$3,061,501

	Fair Value Measurements as of December 31, 2024:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,238,598	$—	$—	$11,238,598
Total	$11,238,598	$—	$—	$11,238,598

Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,052,949	$—	$—	$41,052,949
Total	$41,052,949	$—	$—	$41,052,949

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 7):

	Year ended December 31,
	2025	2024
Balance, beginning	$—	$—
Additions	4,435,443	—
Payments	—	—
Change in fair value	(1,373,942)	—
Balance, ending	$3,061,501	$—

5. Marketable Securities

Marketable securities consisted of the following:

December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,522,018	$21,802	$—	$39,543,820
Total	$39,522,018	$21,802	$—	$39,543,820

December 31, 2024	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$41,090,197	$—	$(37,248)	$41,052,949
Total	$41,090,197	$—	$(37,248)	$41,052,949

As of December 31, 2025, the Company held seven U.S. Treasury debt securities that were in an unrealized gain position totaling $21,802 and held no securities that were in an unrealized loss position. As of December 31, 2024, the Company held seven U.S. Treasury debt securities that were in an unrealized loss position totaling $37,248. All U.S. treasury obligations were due to mature in less than one year for the years ended December 31, 2025 and 2024, respectively.

The Company received proceeds of $41.6 million from maturities of marketable securities for the year ended December 31, 2025. The Company received proceeds of $23.5 million from maturities of marketable securities for the year ended December 31, 2024.

6. Equipment and Improvements

Equipment and Improvements, net
	December 31, 2025	December 31, 2024
Furniture and office equipment	$—	$86,930
IT equipment	—	16,895
	—	103,825
Less: Accumulated depreciation	—	56,725
Total	$—	$47,100

Depreciation expense for the year ended December 31, 2025 was $60,499. Depreciation expense for the year ended December 31, 2024 was $26,272. Upon expiration of the Company’s lease on September 30, 2025, the Company disposed of the related equipment.

7. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta Pharmaceuticals, Inc. a Delaware corporation (“CorHepta”). Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. The Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration which were subject to the achievement of certain milestones by February 21, 2026, which did not occur, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions (see Note 10) of which the latter did not occur. As of the acquisition date, the achievement of the only service condition included in 1,493,415 of the unvested in category (ii) was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company recognizes a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. As of December 31, 2025, the remaining performance-based vesting conditions are not probable and cannot be estimated. As of February 21, 2026, the performance milestone was not satisfied.

The Company remeasures the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $1,373,942 during the year ended December 31, 2025, which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in (ii) and (iii) above, unless and until forfeited in accordance with the terms of the Merger Agreement) shall be entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not forecast paying any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted-average number of shares outstanding used in the calculation of basic loss per share for the twelve months ended December 31, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares will be treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for purposes of any diluted earnings per share calculations in periods those apply.

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

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in the Company’s consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

8. ABLi License Agreement

On May 5, 2025, the Company entered into a license agreement (the "License Agreement") with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which the Company granted ABLi an exclusive, sub-licensable, royalty-bearing license over the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, ABLi is solely responsible for all further development and commercialization activities of Risvodetinib and will bear all costs incurred in connection with these efforts. If ABLi does not meet certain milestones with respect to the Licensed Material within 18 months, then the License Agreement will automatically terminate.

The Company assessed the transaction under ASC 606 and identified a single, combined performance obligation to transfer the exclusive license and associated materials, know-how, and trademarks to ABLi. The Company satisfied its performance obligation a upon completing these transfers in May 2025.

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

As of December 31, 2025, the Company received aggregate payments of one dollar from ABLi for the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of December 31, 2025.

The Company also reimbursed ABLi $0.1 million of legal expenses incurred in connection with the negotiations of the License Agreement, which was recorded as a selling, general and administrative expense for the year ended December 31, 2025.

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. On January 3, 2025, the number of the Company's authorized shares of common stock was increased from 100,000,000 shares to 500,000,000 shares. Also the number of authorized shares of common stock reserved for issuance under the Company's 2020 Equity Incentive Plan was increased by 27,453,993 shares and will automatically be increased on January 1 of each year during the term of the plan, starting with January 1, 2026 to the lesser of (a) 4% of the total shares of the Company’s common stock outstanding on December 31 of the prior year (including, for this purpose, the number of shares underlying any pre-funded warrants) or (b) a lesser number of shares of the Company’s Common Stock determined by the administrator of the 2020 Plan. As of December 31, 2025, a total of 6,751,636 shares of common stock were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

Share Issuances

On November 24, 2025, the Company closed an underwritten public offering of approximately $115 million from the issuance and sale of shares of the Company's common stock and pre-funded warrants, before deducting placement agent fees and offering expenses (“November 2025 Offering”). The November 2025 Offering consisted of (i) 56,436,566 shares of common stock sold at $1.45 per share and (ii) pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 22,873,779 shares of common stock with an exercise price of $0.001. The Company received net proceeds from the November 2025 Offering of approximately $107.6 million.

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants,”) and together with the Series A-1 Warrants, (the “Warrants”). Effective November 20, 2025, the Company and the holders of all of the outstanding Series A-1 Warrants and outstanding Series B-1 Warrants, amended the terms of the Series A-1 Warrants and the Series B-1 Warrants to reflect the Company’s plan to advance IKT-001 to a global pivotal Phase 3 clinical study in PAH noting that the previous terms referenced a Phase 2b clinical study. The Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant, as amended, is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 3 Part A interim 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant, as amended, is exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 3 Part A 24-week pulmonary vascular resistance efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the Company's clinical development plans, including to initiate a Phase 3 trial in PAH and for general corporate purposes.

As of December 31, 2025, the Company had 42,538,910 Pre-Funded Warrants outstanding.

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

10. Stock-Based Compensation

2020 Equity Incentive Plan

On July 21, 2020, the Company’s board of directors and its stockholders approved the 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan became effective immediately prior to the closing of the Company’s initial public offering in December 2020. The 2020 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or restricted stock units to any of its employees, directors, consultants and other service providers or those of its affiliates. The board of directors has initially designated the compensation committee to administer the 2020 Plan. The compensation committee has broad authority to administer the plan and to determine the vesting conditions for awards. Neither the compensation committee nor the board of directors are authorized to reprice outstanding options or stock appreciation rights without shareholder consent. In addition, any amendments to increase the total number of shares reserved for issuance under the 2020 Plan or modification of the classes of participants eligible to awards requires ratification by the stockholders. On June 7, 2024, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 2,500,000 shares. On January 3, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of Common Stock reserved and available for issuance under the 2020 Plan increased by 27,453,993 shares. Subject to certain adjustments, including the forfeiture of options previously granted under the Company's 2011 Plan that were added back to the 2020 Plan, the maximum number of shares of common stock that may be issued under the 2020 Plan after the stockholder's approval on January 3, 2025 in connection with awards is limited to 23,895,769 shares. On June 27, 2025, the stockholders approved an amendment to the 2020 Plan, pursuant to which an automatic evergreen provision was added to provide for an annual increase in January to the number of shares available for issuance under the 2020 Plan and to extend the term of such plan by approximately five years to 2030. On January 1, 2026, the number of shares available for issuance under the 2020 Plan was increased by 6,969,206 shares pursuant to the evergreen provision.

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

2011 Equity Incentive Plan

Prior to the closing of its initial public offering, the Company maintained the 2011 Plan, pursuant to which the Company made grants of non-qualified stock options to eligible employees and other service providers.

Restricted Stock

In connection with the acquisition of CorHepta in February 2025 (see Note 7), the Company issued a combined 1,660,222 shares of restricted common stock to two selling shareholders who were subsequently employed by the Company, which are subject to a combination of post-acquisition service and performance-based vesting conditions, as follows: (i) 996,133 shares shall vest on the first anniversary of the closing of the acquisition, (ii) 166,023 shares shall vest upon the achievement of a certain milestone specified in the Merger Agreement, and (iii) 498,066 shares shall vest on the first anniversary of the closing of the acquisition, provided that the performance milestone has been achieved by such date, and in all cases, provided that both employees have been continuously providing services to the Company during the one year period following the acquisition date. The performance milestone was not satisfied as of February 21, 2026 and therefore the 166,023 and 498,066 shares were forfeited as of that date.

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

The grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the twelve months ended December 31, 2025, the Company recognized stock-based compensation expense of $2.5 million, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the twelve months ended December 31, 2025, as it was not considered probable that the performance milestone would be achieved. As of December 31, 2025, there was $2.4 million of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

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

The following is a summary of option activity under the 2011 Plan and the 2020 Plan:

	Number of Shares		Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)
Outstanding at December 31, 2023	800,293		$11.90	5.30
Granted	17,219,692		1.42	—
Exercised	—		—	—
Forfeited	(1,140,595)		9.11	—
Cancelled	(12,737)		12.15	—
Outstanding at December 31, 2024	16,866,653		1.41	9.48
Granted	30,100,872		2.34	—
Exercised	(1,085,565)	*	1.26	—
Forfeited	(7,614,521)		1.53	—
Cancelled	(63,319)		1.65	—
Outstanding at December 31, 2025	38,204,120		2.12	8.97
Exercisable at December 31, 2025	10,616,660		1.62	8.52

*Includes non-cash exercise of 322,434 options.

As of December 31, 2025, the intrinsic value of options outstanding was $7.7 million and $5.7 million of the intrinsic value of options was exercisable. Intrinsic value is calculated based on the aggregate difference between the closing price of the Company’s common stock on the last trading day of 2025 and the exercise price of each in the money stock option award. We adjust for actual forfeitures as they occur.

During the year ended December 31, 2024 certain performance conditions were met. No performance conditions were met during the year ended December 31, 2025.

The weighted-average fair values of options granted in the years ended December 31, 2025 and 2024 were $1.85 and $0.62, per share, respectively, and were calculated using the following estimated assumptions:

	Year ended December 31,
	2025	2024
Weighted-average risk-free interest rate	4.16%	4.11%
Expected dividend yield	0.00%	0.00%
Expected volatility	100.63%	98.77%
Expected terms	5.98 years	9.50 years

The total fair values of stock options that vested during the years ended December 31, 2025 and 2024 were $6,865,815 and $7,863,021, respectively.

As of December 31, 2025, there was $43,563,066 of total unrecognized compensation cost related to non-vested stock options granted under the 2011 Plan and the 2020 Plan. The Company expects to recognize that cost over a remaining weighted-average period of 3.12 years as of December 31, 2025.

Restricted Stock Units

During the years ended December 31, 2025 and 2024, there were no restricted stock units issued or outstanding.

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Year ended December 31,
	2025		2024
Research and development	$5,473,160	*	$4,692,169
Selling, general and administrative	9,836,764		3,448,448
Total stock-based compensation expense	$15,309,924		$8,140,617

*Includes $2.5 million for year ended December 31, 2025 related to the restricted stock awards issued in connection with the acquisition of CorHepta.

11. ATM Program

On February 1, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, as sales agent (“HCW”), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $5,659,255, through or to HCW. Under the terms of the ATM, HCW may sell the shares of the Company’s common stock at market prices by any method that is deemed to be an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company sold 315,338 shares of common stock pursuant to the ATM Agreement for an aggregate gross sales price of $849,187. On May 20, 2024, the Company filed with the SEC a prospectus supplement to reduce the maximum aggregate gross sales price of its common stock that may be offered, issued and sold under the ATM Agreement from and after May 20, 2024 to $50,000, not including the shares of the Company’s common stock previously sold. No sales of the Company’s common stock pursuant to the ATM Agreement have occurred since this date. On December 2, 2024, the Company provided to HCW a notice of termination of the ATM Agreement, which such termination being effective as of December 11, 2024 in accordance with the terms of the ATM Agreement.

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $185,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2025, no shares of our common stock had been sold under the Sales Agreement. In February 2026, the Company sold 1,904,762 shares of common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million.

12. Warrants

On January 2, 2019, the Company issued a seven-year warrant to a service provider to purchase 3,423 shares of the Company’s common stock with an exercise price of $28.76 per share. The warrants vested immediately. The Company received legal services, as needed, during 2019 under an unwritten agreement with the service provider.

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

The Company issued and sold to its underwriters warrants to purchase up to 15,000 shares of its common stock and up to 125,000 shares of its common stock in connection with its initial public offering in December 2020 and its June 2021 financing, respectively. The warrants were sold for an aggregate purchase price of $100 for each set of warrants and have five-year terms. The initial public offering warrant is exercisable beginning June 20, 2021 at an initial exercise price of $75.00 per share of common stock. The June 2021 financing warrant is exercisable beginning June 15, 2022 at an initial exercise price of $22.50 per share of common stock.

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

On May 20, 2024, the Company issued pre-funded warrants to purchase up to 957,925 shares of common stock with an exercise price of $0.0001 which are immediately exercisable after the issuance until exercised in full, series A common warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expired on August 5, 2025, and series B common warrants to purchase 1,672,452 shares of common stock with an exercise price of $1.68 per share which expire on August 5, 2029. All of the warrants in the May 2024 financing were issued to a single investor. All of the pre-funded warrants were exercised in 2024.

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

On October 21, 2024, the Company issued pre-funded warrants to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, pre-funded warrants to purchase the same number of shares of common stock, and Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, pre-funded warrants to purchase the same number of shares of common stock. The pre-funded warrants and pre-funded warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants will became exercisable at the 5th business day after the date the Company was notified by the SEC that such resale registration statement was not subject to further review. Each Series A-1 Warrant will be exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 3 Part A interim 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant will be exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 3 Part A 24-week pulmonary vascular resistance efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. As of December 31, 2025, 2,319,869 pre-funded warrants were exercised.

In January 2025, in connection with the October 2024 financing and pursuant to an engagement letter (the “Engagement Letter”) between the Company and H.C. Wainwright & Co., LLC (“HCW”), dated January 13, 2023, the Company issued common stock purchase warrants to HCW to purchase up to 702,625 shares of common stock with an exercise price of $1.7125 per share and an expiration date of January 28, 2030. In addition, pursuant to the Engagement Letter, HCW is also entitled to receive (i) Series A-1 Warrants to purchase up to 351,219 shares of common stock and (ii) Series B-1 Warrants to purchase up to 645,866 shares of common stock. Such warrants are issuable upon the exercise of the corresponding Series A-1 Warrants and Series B-1 Warrants, respectively, in amounts proportional to the number of such offering warrants exercised. As of December 31, 2025, these warrants had not been issued to HCW.

On November 24, 2025, the Company issued pre-funded warrants to purchase up to 22,873,779 shares of common stock with an exercise price of $0.001, which are immediately exercisable after the issuance until exercised in full. As of December 31, 2025, none of these pre-funded warrants were exercised.

13. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes 42,538,910 pre-funded warrants and shares held in abeyance from date of issuance.

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(48,259,189)	$(27,519,886)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	98,310,190	23,712,220
Net loss per share applicable to common stockholders – basic and diluted	$(0.49)	$(1.16)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been antidilutive for the periods presented. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The potentially dilutive securities that have been excluded from the computation of diluted net loss per share include stock options and warrants to purchase common stock, restricted common stock and shares of common stock issued as contingent consideration in connection with the acquisition of CorHepta, for which the vesting conditions have not been met. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Year ended December 31,
	2025	2024
Options to purchase shares of stock	38,204,120	16,904,050
Warrants to purchase shares of stock	162,048,400	26,134,671
Contingently issuable shares (see Note 7):
Restricted common stock	1,660,222	—
Contingent consideration	2,489,030	—
Total	204,401,772	43,038,721

14. Income Taxes

No provision or benefit for federal or state income taxes has been recorded, as the Company has incurred a net loss for all of the periods presented, and the Company has provided a full valuation allowance against its deferred tax assets.

At December 31, 2025, the Company had federal net operating loss carryforwards of approximately $1.6 million which will begin to expire in varying amounts annually beginning in 2030 and $56.8 million of federal net operating losses with no expiration. At December 31, 2025, the Company had state net operating loss carryforwards of approximately $45.6 million which will begin to expire in varying amounts annually beginning in 2030. Utilization of net operating losses may be subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code, and similar state provisions. The annual limitations may result in the expiration of net operating losses and tax credits before utilization. The Company completed a Section 382 study through December 31, 2024, and determined there were likely ownership changes on June 5, 2021 and October 21, 2024, which will result in annual base limitations. The analysis determined there will be sufficient annual limitation to allow for the absorption of pre-change NOLs, and therefore, the Company will not write them off. Conversely, the analysis provides that the Company's federal R&D credits will expire unutilized, and as a result, the Company has written off the deferred tax assets related to these credits. The Company may have gone through a subsequent ownership change during 2025 due to an additional equity raise, though the Company has not calculated any base limitations at this point.

The reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

		Year Ended December 31,		Year Ended December 31,
		2025		2024
		Amount	Percent	Amount	Percent

Pretax Income (Loss)		$(48,259)		$(27,520)

US Federal Statutory Tax Rate		(10,134)	21.0%	(5,779)	21.0%
Tax Credits:
	R&D tax credits	—	0.0%	(712)	2.6%
	Limitation on tax attributes	—	0.0%	1,806	-6.6%
Change in valuation allowance		7,142	-14.8%	4,023	-14.6%
Nontaxable or Nondeductible Items:
	Stock-based compensation	1,726	-3.6%	666	-2.4%
	Acquisition costs	1,550	-3.2%	—	0.0%
	Other	(284)	0.6%	(4)	0.0%

Total		$—	0.0%	$—	0.0%

State and local income taxes, net of the federal income tax benefit, do not have any impact on the Company's effective tax rate since the Company is in a cumulative loss position over the past three years, and as a result, the Company offsets any deferred state tax with a valuation allowance.

The significant components of the Company’s deferred tax assets (liabilities) consist of the following at December 31, 2025 and 2024:

	Year Ended December 31,
	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$14,981,661	$12,320,874
Capitalized research and development	10,495,043	6,895,747
Stock-based compensation	5,413,025	3,780,237
Accrued expenses	767,486	218,802
Fixed assets	—	447
Other	1,626	1,728
Total deferred tax assets before valuation allowance	31,658,841	23,217,835
Deferred tax asset valuation allowance	(31,658,841)	(23,217,835)
Net deferred tax asset (liability)	$—	$—

The Company has maintained a full valuation allowance against its deferred tax assets in all periods presented. A valuation allowance is required to be recorded when it is not more likely than not that some portion or all of the net deferred tax assets will be realized. Since the Company cannot determine that it is more likely than not that it will generate taxable income, and thereby realize the net deferred tax assets, a full valuation allowance has been provided. The valuation allowance increased $8.4 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. The increases in 2025 and 2024 are primarily related to each year’s taxable loss. The Company has no uncertain tax positions at December 31, 2025 and 2024 that would affect its effective tax rate. Since the Company is in a loss carryforward position, the Company is generally subject to U.S. federal and state income tax examinations by tax authorities for all years for which a loss carryforward is available.

The One Big Beautiful Bill Act ("OBBBA") was passed and became effective for the Company during 2025. The legislation includes, among other provisions, permanent full expensing for certain business assets, changes to the interest deduction limitation under Section 163(j), amendments to international tax provisions including the global intangible low-taxed income (“GILTI”) and foreign-derived intangible income (“FDII”) regimes, the permanent extension of the controlled foreign corporation (“CFC”) look-through rule, as well as modifications to the treatment of research and development expenditures mentioned above.

Congress modified the treatment for research and development expenditures by adding new Section 174A, which applies for tax years beginning after December 31, 2024. Section 174A permits the immediate deduction of domestic R&D expenditures or, at the taxpayer’s election, capitalization and amortization over a period of at least five years beginning when the related benefits are first realized. Foreign R&D expenditures continue to be capitalized and amortized over 15 years. Transition provisions allow taxpayers either to continue amortizing amounts capitalized under the TCJA rules or to deduct remaining unamortized domestic R&D expenditures in the first tax year beginning after December 31, 2024. The Company has elected to continue amortizing previously capitalized domestic R&D expenditures over the remaining amortization period permitted under OBBBA.

The Company has historically not paid income taxes at the federal or state level as it has been in losses since inception.

15. Commitments and Contingencies

Operating Leases

On April 18, 2022, the Company entered into an operating lease agreement for office space located in Lexington, Massachusetts (the "Office Lease"). On August 8, 2022, the Company commenced occupancy of the leased space. The lease ran through September 30, 2025 and the Company did not renew or continue occupancy of these premises upon lease expiration.

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The lease expired in September 2025 and therefore both the right-of-use asset and the operating lease liability had a balance of $0 at December 31, 2025. The Company recorded lease expense related to the Office Lease of $118,277 and other short-term payments of $19,958 for the year ended December 31, 2025 in selling, general and administrative expenses. The Company recorded lease expense of $141,182 and other short-term payments of $21,959 for the year ended December 31, 2024 in selling, general and administrative expenses.

The Office Lease contained escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and will be credited after the termination of the lease with a refund expected in the first half of 2026.

As of December 31, 2025, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s consolidated balance sheet related to the Office Lease.

No future minimum lease payments remained under this lease as of December 31, 2025.

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

As of December 31, 2025, and 2024, the Company had not experienced any material losses related to these indemnification obligations, and no material claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Third-party clinical trial supply organization

In July 2025, the Company entered into a clinical trial supply agreement in the amount of approximately $6.5 million with a clinical trial supply organization whereby the clinical trial supply organization will provide services for the Company's Phase 2b clinical study in PAH, known as IMPROVE-PAH. In November 2025, the Company transitioned the PAH Phase 2b study to a Phase 3 study. The estimated total remaining contract costs as of December 31, 2025 is approximately $6.3 million. The estimated period of performance for the committed work with the clinical trial supply organization is through the first quarter of 2028.

Third-party clinical research organization

In August 2025, the Company entered into an arrangement with a contract research organization (“CRO”) to support the Company's Phase 2b clinical study in PAH, known as IMPROVE-PAH. As of December 31, 2025, the total contracted amount under this arrangement is $25.5 million, of which $2.6 million is subject to achievement of certain performance milestones by the CRO. In November 2025, the Company transitioned the PAH Phase 2b study to a Phase 3 study and began evaluating the arrangement together with the CRO. The estimated total remaining contract costs as of December 31, 2025 is approximately $18.4 million, excluding potential milestone payments. The estimated period of performance for the committed work with the CRO is through 2028. The Company made an upfront payment of $1.9 million to the CRO, of which $1.0 million will be held as a retainer until the end of the study and applied against final invoicing and $0.9 million will be applied to passthrough costs as incurred.

The amount and timing of any such payments related to the $2.6 million performance milestones are contingent upon the vendor meeting specific criteria. As of December 31, 2025, the achievement of these milestones is not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements. The Company will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the milestones become probable, and the amount can be reasonably estimated.

In March 2026, the Company signed a change order with the CRO related to our transition to a Phase 3 study in the amount of $48.2 million, increasing the total contracted amount under the arrangement to $73.7 million, of which $7.5 million is subject to achievement of certain performance milestones by the CRO.

License Agreements

Sphaera Pharma Pte. Ltd.

On March 2, 2012, we entered into a collaborative research and development agreement, (“Sphaera Agreement”), with Sphaera Pharma Pte. Ltd. (“Sphaera”), to collaborate on the development of prodrug technology to be applied to protein kinase inhibitors for oncology and non-oncology indications. Under the terms of the Sphaera Agreement, each party would retain its preexisting intellectual property, but any intellectual property conceived or reduced to practice under and certain results arising from the Sphaera Agreement would be assigned to us. On October 5, 2012, we and Sphaera amended the Sphaera Agreement to reflect joint patent applications (the “Joint Applications”) in the U.S. and India by us and Sphaera for a series of novel compounds. Under the terms of the Sphaera Agreement, as amended, certain imatinib variants (“Company Compounds”) comprising thirteen prodrug moieties detailed in the Joint Applications are owned by us. We have an exclusive license from Sphaera (even as to Sphaera) under the Joint Applications to the Company Compounds, and Sphaera is expressly prohibited from developing any Company Compound for which we have filed an investigational new drug application (“IND”) (unless we abandon development of the Company Compound). IKT-001 is a Company Compound, and we have informed Sphaera that an IND has been filed for IKT-001.

In 2023, Sphaera liquidated and transferred its interests to Pivot Holding LLC, a U.S. entity (“Pivot”). On September 30, 2024, the Company and Pivot agreed to amend the agreement and for the Company to pay $500,000 upon signing as well as payment of the following milestones by the Company. A one-time payment of $4.4 million is due upon FDA Approval (as described in the Sphaera

Agreement) and a low single digit royalty is due on net sales of an FDA approved drug. The parties agreed that no further FDA Approval milestone payment(s) shall be due to Pivot in the event that the Company receives additional FDA Approval(s).

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

16. Simple Retirement Account for Employees (“Simple IRA”) and 401(k) Plan

The Company established an individual retirement plan for employees effective January 1, 2013 under Section 408(p) of the Internal Revenue Code. The Simple IRA covers substantially all employees of the Company who received at least $5,000 in compensation from the Company during any two preceding years and are reasonably expected to receive at least $5,000 in compensation from the Company in the current year of participation. Subject to certain overall statutory limitations, the Company must match employee contributions up to 3% of employees’ qualified compensation for the year. On July 1, 2025, the Company terminated the Simple IRA and implemented the Inhibikase Therapeutics 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all employees of the Company, and all employees are eligible for the 401(k) match which is up to 3.5% of an employee's eligible salary.

Company contributions under the Simple IRA were $54,390 and $59,905 for the years ended December 31, 2025 and 2024, respectively. Company contributions under the 401(k) Plan were $104,082 for the year ended December 31, 2025.

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

	Year ended December 31,
	2025	2024
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$22,453,185	$1,672,869
Parkinson's disease	647,242	9,333,359
Other research and development	1,219,560	1,512,151
Selling, general and administrative (excluding stock-based compensation)	13,718,314	7,930,072
Change in fair value contingent consideration	(1,373,942)	-
Stock-based compensation expense	15,309,924	8,140,617
Total costs and expenses	51,974,283	28,589,068
Loss from operations	(51,974,283)	(28,589,068)
Interest income	3,715,094	1,069,182
Net loss	$(48,259,189)	$(27,519,886)

(1) This amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition during the year ended December 31, 2025.

18. Subsequent Events

In February 2026, the Company sold 1,904,762 shares of common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million (see Note 11).

In March 2026, the Company signed a change order with the CRO related to our transition to a Phase 3 study in the amount of $48.2 million, increasing the total contracted amount under the arrangement to $73.7 million, of which $7.5 million is subject to achievement of certain performance milestones by the CRO (see Note 15).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2) Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto. Those financial statement schedules required to be filed by Item 8 of this form, and by paragraph (b) below.

(3) The information required by this Item is set forth on the exhibit index of this Annual Report.

EXHIBIT INDEX

		Where Located
Exhibit Number	Description*	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1†*	Agreement and Plan of Merger and Reorganization, dated February 21, 2025, by and among Inhibikase Therapeutics, Inc., Project IKT Merger Sub, Inc., CorHepta Pharmaceuticals, Inc. and Sellers’ Representative	10-K	001-39676	2.1	03/27/2025
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	12/29/2020
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	06/29/2023
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.1	01/06/2025
3.4	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	001-39676	3.2	12/29/2020
4.1	Specimen common stock Certificate of the Registrant	S-1	333-240036	4.1	07/23/2020
4.2	Form of Warrant to purchase common stock of the Registrant, issued to each of the members of the Scientific Advisory Board and the investor named in Schedule A thereto	S-1	333-240036	4.2	07/23/2020
4.3	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated January 1, 2019	S-1/A	333-240036	4.4	09/15/2020
4.4	Warrant, issued by Inhibikase Therapeutics, Inc. to Francis E. McDaniel, dated March 31, 2020	S-1	333-240036	4.5	07/23/2020
4.5	Form of Representative’s Warrant	S-1	333-240036	4.6	07/23/2020
4.6	Form of Late IPO Warrant	S-1	333-240036	4.7	07/23/2020
4.7	Form of Private Common Warrant	8-K	001-39676	4.2	01/26/2023
4.8	Form of PIPE Common Warrant	8-K	001-39676	4.4	01/26/2023
4.9	Form of Series B Warrant	8-K	001-39676	4.3	05/20/2024
4.10	Form of Warrant Amendment	8-K	001-39676	4.6	05/20/2024
4.11	Form of Pre-Funded Warrant	8-K	001-39676	4.1	10/10/2024
4.12	Form of Series A-1 Warrant	8-K	001-39676	4.2	10/10/2024
4.13	Form of Series B-1 Warrant	8-K	001-39676	4.3	10/10/2024
4.14	Form of Pre-Funded Warrant	8-K	001-39676	4.1	11/21/2025
4.15	Form of Amendment to Series A-1 Warrant	8-K	001-39676	4.2	11/21/2025
4.16	Form of Amendment to Series B-1 Warrant	8-K	001-39676	4.3	11/21/2025
4.17	Description of Securities of the Registrant					X

10.1	Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics, Inc. and Sphaera Pharma Pte. Ltd., dated February 29, 2012	S-1	333-240036	10.2	07/23/2020
10.2	First Amendment to Collaborative Research and Development Agreement, by and between Inhibikase Therapeutics Inc. and Sphaera Pharma Pte. Ltd., dated October 5, 2012	S-1	333-240036	10.3	07/23/2020
10.3#	2011 Equity Incentive Plan and forms of agreements thereunder	S-1	333-240036	10.4	07/23/2020
10.4#	2020 Equity Incentive Plan and forms of agreements thereunder	S-1/A	333-240036	10.5	12/04/2020
10.5#	Amendment No. 1 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-284687	99.2	02/05/2025
10.6#	Amendment No. 2 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-284687	99.3	02/05/2025
10.7#	Amendment No. 3 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan	10-Q	001-39676	10.1	08/14/2025
10.8	Form of Inhibikase Therapeutics, Inc. Directors and Officers Indemnification Agreement	S-1	333-240036	10.9	07/23/2020
10.9	Form of Consulting Agreement	S-1	333-240036	10.15	07/23/2020
10.10	Form of Stock Option Grant Notice and Award Agreement	8-K	001-39676	10.3	03/08/2022
10.11	Registration Rights Agreement, dated as of January 25, 2023 (PIPE)	8-K	001-39676	10.3	01/26/2023
10.12#	Employment Agreement between Inhibikase Therapeutics, Inc. and Garth Lees-Rolfe, dated as of April 1, 2024	S-1	333-278844	10.18	04/19/2024
10.13	Securities Purchase Agreement, dated as of May 20, 2024	8-K	001-39676	10.1	05/20/2024
10.14	Placement Agency Agreement, dated as of May 20, 2024	8-K	001-39676	10.2	05/20/2024
10.15	Inducement Letter, dated as of May 20, 2024	8-K	001-39676	10.3	05/20/2024
10.16	Securities Purchase Agreement, dated as of October 9, 2024	8-K	001-39676	10.1	10/10/2024
10.17	Form of Registration Rights Agreement	8-K	001-39676	10.2	10/10/2024
10.18#	Form of Director Offer Letter	8-K	001-39676	10.4	10/10/2024
10.19	Settlement Agreement, dated as of September 30, 2024	8-K	001-39676	10.5	10/10/2024
10.20	Consulting Agreement, by and between Inhibikase Therapeutics, Inc. and Milton H. Werner, dated February 13, 2025	10-K	001-39676	10.27	03/27/2025
10.21#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Mark Iwicki, dated February 14, 2025	10-K	001-39676	10.28	03/27/2025
10.22#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and Christopher Cabell, dated February 21, 2025	10-K	001-39676	10.29	03/27/2025
10.23#	Employment Agreement, by and between Inhibikase Therapeutics, Inc. and David McIntyre, dated as of March 13, 2025	8-K	001-39676	99.2	04/14/2025
19.1	Amended & Restated Insider Trading Policy	10-K	001-39676	19.1	03/27/2025
21.1	Subsidiaries of the Registrant	10-K	001-39676	21.1	03/27/2025
23.1	Consent of Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on signature)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Clawback Policy	10-K/A	001-39676	97.1	4/25/2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INHIBIKASE THERAPEUTICS, INC.

Date: March 26, 2026	By:	/s/ MARK IWICKI
Mark Iwicki
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL BY THESE PRESENT, that each individual whose signature appears below hereby constitutes and appoints each of Mark Iwicki and David McIntyre, as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK IWICKI	Chief Executive Officer (Principal Executive Officer)	March 26, 2026
Mark Iwicki

/s/ DAVID McINTYRE	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2026
David McIntyre

/s/ AMIT MUNSHI	Director	March 26, 2026
Amit Munshi

/s/ DAVID CANNER, PH.D.	Director	March 26, 2026
David Canner, Ph.D.

/s/ DENNIS BERMAN	Director	March 26, 2026
Dennis Berman

/s/ ARVIND KUSH	Director	March 26, 2026
Arvind Kush

/s/ ROBERTO BELLINI	Director	March 26, 2026
Roberto Bellini

/s/ VINCENT AURENTZ	Director	March 26, 2026
Vincent Aurentz