Form 10-Q
period 2026-03-31
Inhibikase Therapeutics, Inc.
filed 2026-05-12
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 132,032,636 shares of common stock, $0.001 par value per share, outstanding.

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

From time to time, we may use our website and our LinkedIn account at https://www.linkedin.com/company/inhibikase-therapeutics/ to distribute material information about us and for complying with our disclosure obligations under Regulation FD. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at https://www.inhibikase.com/. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our social media is not incorporated into, and does not form a part of, this Quarterly Report.

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

These forward-looking statements include, among other things, statements about:

•
the success, cost and timing of our product development activities and clinical trials, including statements regarding securing requisite regulatory approvals, the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the trials will become available, and our research and development programs;
•
our ability to conduct and complete Phase 3 studies of IKT-001 in pulmonary arterial hypertension (“PAH”) in multiple countries to support regulatory approval and commercialization, including our interactions with the FDA and timing related thereto;
•
our ability to successfully and timely enroll or complete clinical trials for our product candidates;
•
our ability to successfully manufacture our product candidates for future clinical trials or for commercial use, if approved;
•
our ability to obtain and maintain regulatory approval, if obtained, for any product candidates;
•
the ability of our product's mechanism of action to deliver anti-remodeling, exercise capacity improvements, blood pressure or blood flow resistance improvements, or disease reversal benefits to patients with PAH;
•
the potential for the holders of the Company's warrants to exercise those warrants in accordance with their terms;
•
the success of competing therapies that are or become available;
•
our ability to obtain sufficient or timely funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025

Assets
Current assets:
Cash and cash equivalents	$49,573,510	$139,220,208
Marketable securities	120,795,235	39,543,820
Prepaid research and development	514,910	1,001,993
Prepaid expenses and other current assets	1,292,813	343,374
Total current assets	172,176,468	180,109,395
Prepaid research and development, noncurrent	1,000,000	1,000,000
Other assets	155,759	95,121
Total assets	$173,332,227	$181,204,516
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,587,305	$1,158,054
Accrued expenses and other current liabilities	4,124,654	4,081,282
Contingent consideration liability	—	3,061,501
Total current liabilities	5,711,959	8,300,837
Total liabilities	5,711,959	8,300,837
Commitments and contingencies (see Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 132,032,636 and 131,691,237 shares issued and outstanding (including 0 and 4,149,252 contingently issuable shares - see Note 10) at March 31, 2026 and December 31, 2025, respectively	132,032	131,691
Additional paid-in capital	326,575,169	315,429,986
Accumulated other comprehensive income (loss)	(26,293)	21,802
Accumulated deficit	(159,060,640)	(142,679,800)
Total stockholders' equity	167,620,268	172,903,679
Total liabilities and stockholders’ equity	$173,332,227	$181,204,516

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended March 31,
	2026	2025
Costs and expenses:
Research and development	$10,839,150	$10,513,579
Selling, general and administrative	7,376,123	5,249,291
Change in fair value contingent consideration	(373,354)	(1,164,864)
Total costs and expenses	17,841,919	14,598,006
Loss from operations	(17,841,919)	(14,598,006)
Other income	1,461,079	919,271
Net loss	(16,380,840)	(13,678,735)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(48,095)	36,281
Comprehensive loss	$(16,428,935)	$(13,642,454)
Net loss per share – basic and diluted	$(0.10)	$(0.15)
Weighted-average number of shares – basic and diluted	172,306,932	89,537,171

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	131,691,237	$131,691	$315,429,986	$21,802	$(142,679,800)	$172,903,679
Stock-based compensation expense	—	—	5,559,766	—	—	5,559,766
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	1,904,762	1,905	2,895,706	—	—	2,897,611
Contingently issuable common stock subject to vesting criteria (see Note 10)	(1,659,704)	(1,660)	2,689,807	—	—	2,688,147
Issuance of common stock, stock options exercised	96,341	96	(96)	—	—	—
Other comprehensive loss	—	—	—	(48,095)	—	(48,095)
Net loss	—	—	—	—	(16,380,840)	(16,380,840)
Balance at March 31, 2026	132,032,636	$132,032	$326,575,169	$(26,293)	$(159,060,640)	$167,620,268

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

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(16,380,840)	$(13,678,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	12,654
Stock-based compensation expense	5,559,766	2,042,196
Write-off of in-process research and development	—	7,357,294
Change in fair value contingent consideration	(373,354)	(1,164,864)
Non-cash accretion on marketable securities	(814,923)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	—	32,718
Prepaid expenses and other current assets	(949,439)	(211,924)
Prepaid research and development	487,083	28,833
Other assets	(60,638)	—
Accounts payable	429,251	680,824
Operating lease liabilities	—	(35,745)
Accrued expenses and other current liabilities	43,372	833,219
Net cash used in operating activities	(12,059,722)	(4,103,530)

Cash flows from investing activities
Purchases of equipment and improvements	—	(13,399)
Purchases of investments - marketable securities	(90,584,587)	—
Maturities of investments - marketable securities	10,100,000	21,506,365
Acquired in-process research and development	—	(438,624)
Net cash provided by (used in) investing activities	(80,484,587)	21,054,342

Cash flows from financing activities
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	2,897,611	—
Net cash provided by financing activities	2,897,611	—
Net increase (decrease) in cash and cash equivalents	(89,646,698)	16,950,812
Cash and cash equivalents at beginning of period	139,220,208	56,490,579
Cash and cash equivalents at end of period	$49,573,510	$73,441,391
Supplemental disclosures of cash flow information
Issuance costs	$85,000	$—
Non-cash investing and financing activities
Contingent consideration	$—	$3,270,579
Settlement of contingent consideration liability	$2,688,147	$—
Non-cash financing costs included in accounts payable and accrued expenses	$15,680	$—
CorHepta transaction costs	$—	$175,000

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing IKT-001 for Pulmonary Arterial Hypertension (“PAH”). The Company's lead product candidate, IKT-001, is a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. The Company has completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. The Company's Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), which is a single pivotal global study, is presently enrolling patients.

2. Liquidity

As of March 31, 2026, the Company had cash, cash equivalents and marketable securities of approximately $170.4 million.

The Company has incurred recurring losses and at March 31, 2026, had an accumulated deficit of approximately $159.1 million.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock (and pre-funded warrants) and sales of common stock through at-the-market (“ATM”) offerings. In December 2020, June 2021, January 2023, May 2024, October 2024 and November 2025, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, $3.2 million, $99.6 million and $107.6 million, respectively, in net proceeds and $2.9 million and $0.5 million in net ATM proceeds in 2026 and 2024.

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

The Company may seek to fund its operations through additional public equity, private equity, or debt financings, as well as other sources. However, the Company may be unable to raise additional working capital, or if it is able to raise additional capital, it may be unable to do so on commercially favorable terms or in a timely fashion (see Note 8). In addition, potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants may not be available to the Company in a timely fashion, or at all (see Note 9). The Company’s failure to raise sufficient or timely capital or enter into such other arrangements would have a negative impact on the Company’s business, financial viability, results of operations and financial condition and the Company’s ability to continue to develop its product candidates.

The Company estimates that its cash and cash equivalents and marketable securities at March 31, 2026 is sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

3.
Basis of Presentation and Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and, in the opinion of management, include all normal and recurring adjustments necessary to present fairly the results of the interim periods shown. The December 31, 2025 balance sheet was derived from the December 31, 2025 audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results to be expected for the fiscal year ending December 31, 2026. The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the Company’s annual audited financial statements and notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which prescribes elimination of all significant intercompany accounts and transactions in the accounts of the Company and its wholly-owned subsidiaries, IKT Securities Corporation, Inc. and CorHepta Pharmaceuticals, Inc (“CorHepta”). Any reference in these notes to applicable guidance is meant to refer to the authoritative US GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

As of December 31, 2025, the Company no longer qualified as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, the Company is subject to additional expenses that it did not previously incur in order to comply with the Sarbanes-Oxley Act of 2002 (“SOX”) and rules implemented by the SEC. The Company is also subject to certain disclosure requirements that are applicable to other public companies that were not applicable to it as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements and compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

However, the Company continues to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and has elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that the Company continues to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, certain of the exemptions available to the Company as an “emerging growth company” will continue to be available to it as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about the Company's executive compensation arrangements. The Company will continue to be a “smaller reporting company” for so long as it has either (i) a public float of less than $250 million measured as of the last business day of its most recently completed second fiscal quarter, or (ii) annual revenue of less than $100 million during its most recently completed fiscal year and either no public float or a public float of less than $700 million measured as of the last business day of its most recently completed second fiscal quarter.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company utilizes certain estimates in the determination of its liquidity and working capital adequacy, contingent consideration, the fair value of its stock options and warrants, deferred tax valuation allowances, and to record expenses relating to research and development contracts and accrued expenses. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from such estimates.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires more detailed disclosures about the types of expenses in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development expenses. This includes separate footnote disclosure for expenses such as purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The ASU's amendments are effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Public business entities are required to apply the guidance prospectively and may apply it retrospectively. The Company is currently evaluating the effect of adopting this ASU.

In December 2025, the FASB issued ASU 2025-11, Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270 and clarify when the guidance is applicable. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

Concentrations of Credit Risk

The Company has no significant off-balance sheet risks, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements. Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and marketable securities. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed consolidated balance sheets.

The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents and marketable securities.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not report any revenue for the three months ended March 31, 2026 and 2025.

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

During the three months ended March 31, 2026 and 2025, the Company did not incur any expenses with a related party vendor. As of the periods ended March 31, 2026 and December 31, 2025, the Company did not have a payable or accrued expense balance with a related party vendor.

Leases

The Company accounts for its leases under ASC Topic 842, Leases (“ASC 842”). ASC 842 requires a lessee to record a right-of-use asset and a corresponding lease liability for most lease arrangements on the Company's condensed and consolidated balance sheets. Under the standard, disclosure of key information about leasing arrangements to assist users of the condensed and consolidated financial statements with assessing the amount, timing and uncertainty of cash flows arising from leases is required.

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

Marketable Securities

The Company's marketable securities consist of U.S. Treasury bills and commercial paper with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses, if any, are included in other income, net in the condensed consolidated statements of operations and comprehensive loss.

Available-for-sale debt securities in an unrealized loss position are evaluated at least quarterly to determine whether the decline in fair value has resulted from credit-related factors or other factors, such as changes in interest rates. The Company considers various factors in this assessment, including the extent to which fair value is less than amortized cost, the financial condition and credit quality of the issuer, and the Company’s intent and ability to hold the security to recovery.

If the Company intends to sell a security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the amortized cost basis is written down to fair value through earnings. For securities that do not meet these criteria, the Company evaluates whether any portion of the unrealized loss is attributable to credit-related factors. If so, an allowance for credit losses is recorded through earnings for the credit-related portion of the loss, with the remaining unrealized loss recognized in accumulated other comprehensive income (loss).

As of March 31, 2026, the Company’s marketable securities consisted primarily of highly rated U.S. Treasury bills and investment-grade commercial paper with short-term maturities and as of December 31, 2025, the Company's marketable securities consisted primarily of highly rated U.S. Treasury bills. Unrealized losses, if any, were not attributable to credit-related factors. Accordingly, no allowance for credit losses was recorded at March 31, 2026 or December 31, 2025.

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

4.
Fair Value of Financial Instruments

The Company’s U.S. Treasury bills are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. The Company’s commercial paper is classified within Level 2 of the fair value hierarchy and is valued using observable market inputs, including quoted prices for similar instruments, benchmark yields, and broker/dealer quotations. For cash, cash equivalents and accounts payable, the carrying amounts approximate fair value, because of the short maturity of these instruments. Contingent consideration related to the acquisition of CorHepta (see Note 10) is classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,622,966	$—	$—	$16,622,966
Commercial paper	—	6,979,418	—	6,979,418
U.S. Treasury obligations	13,959,554	—	—	13,959,554
Total	$30,582,520	$6,979,418	$—	$37,561,938

Marketable securities, available-for-sale:
Commercial paper	$—	$27,748,033	$—	$27,748,033
U.S. Treasury obligations	93,047,202	—	—	93,047,202
Total	$93,047,202	$27,748,033	$—	$120,795,235

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,824,866	$—	$—	$14,824,866
Total	$14,824,866	$—	$—	$14,824,866

Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,543,820	$—	$—	$39,543,820
Total	$39,543,820	$—	$—	$39,543,820

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 10):

	Three months ended March 31,
	2026	2025
Balance, beginning	$3,061,501	$—
Additions	—	4,435,443
Issuance of common stock	(2,688,147)	—
Change in fair value	(373,354)	(1,164,864)
Balance, ending	$—	$3,270,579

5.
Marketable Securities

Marketable securities consisted of the following as of:

March 31, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
Commercial paper	$27,748,033	$—	$—	$27,748,033
U.S. Treasury obligations	93,073,495	—	(26,293)	93,047,202
Total	$120,821,528	$—	$(26,293)	$120,795,235

December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,522,018	$21,802	$—	$39,543,820
Total	$39,522,018	$21,802	$—	$39,543,820

As of March 31, 2026, the Company held fourteen U.S. Treasury debt securities that were in an unrealized loss position totaling $26,293, and no U.S. Treasury debt securities in an unrealized gain position. As of December 31, 2025, the Company held seven U.S. Treasury debt securities that were in an unrealized gain position totaling $21,802 and held no securities that were in an unrealized loss position. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended March 31, 2026 and December 31, 2025, respectively.

The Company received proceeds of $10.1 million from maturities of marketable securities for the three months ended March 31, 2026. The Company received proceeds of $41.6 million from maturities of marketable securities for the year ended December 31, 2025. The Company did not realize any gains or losses from maturities of marketable securities for the period ended March 31, 2026 or the year ended December 31, 2025.

6.
Equipment and Improvements

The Company did not have any equipment or improvements as of March 31, 2026 or December 31, 2025.

Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $0 and $12,654, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Accrued consulting	$498,340	$23,899
Accrued compensation	1,233,494	3,262,695
Accrued research and development	2,283,470	581,761
Accrued other	109,350	212,927
Total accrued expenses and other current liabilities	$4,124,654	$4,081,282

8. ATM Program/Open Market Sales Agreement

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $185,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of March 31, 2026, the Company sold 1,904,762 shares of our common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million.

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. On January 3, 2025, the number of the Company's authorized shares of common stock was increased from 100,000,000 shares to 500,000,000 shares. Also, the number of authorized shares of common stock reserved for issuance under the Company's 2020 Equity Incentive Plan was increased by 27,453,993 shares and will automatically be increased on January 1 of each year during the term of the plan, starting with January 1, 2026 to the lesser of (a) 4% of the total shares of the Company’s common stock outstanding on December 31 of the prior year (including, for this purpose, the number of shares underlying any pre-funded warrants) or (b) a lesser number of shares of the Company’s Common Stock determined by the administrator of the 2020 Equity Incentive Plan (the “2020 Plan”). As of March 31, 2026 and December 31, 2025, a total of 1,254,305 and 5,197,330 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

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

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the warrants issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, Pre-Funded warrants to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants,”) and together with the Series A-1 Warrants, (the “Warrants”). Effective November 20, 2025, the Company and the holders of all of the outstanding Series A-1 Warrants and outstanding Series B-1 Warrants, amended the terms of the Series A-1 Warrants and the Series B-1 Warrants to reflect the Company’s plan to advance IKT-001 to a global pivotal Phase 3 clinical study in PAH noting that the previous terms referenced a Phase 2b clinical study. The Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant, as amended, is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 3 Part A interim 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant, as amended, is exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 3 Part A 24-week pulmonary vascular resistance efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the Company's clinical development plans, including to advance the Phase 3 study of IKT-001 in PAH and for general corporate purposes.

As of March 31, 2026 and December 31, 2025, the Company had 42,538,910, Pre-Funded Warrants outstanding.

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

10. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta. Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. The Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and vested on February 21, 2026, upon the achievement of a service milestone, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions, which were not met and, as a result, these shares were forfeited on February 21, 2026 (see Note 12). As of the acquisition date, the achievement of the only service condition included in 1,493,415 of the unvested in category (ii) was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company recognized a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it was probable that a liability had been incurred and the amount of that liability could be reasonably estimated. As of February 21, 2026, the Company remeasured the contingent consideration liability to fair value. Upon determination that the service milestone was satisfied in relation to (ii) above on February 21, 2026, the liability was settled through the issuance of common stock and reclassified to additional paid-in capital.

The Company remeasures the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $373,354 and $1,164,864 for the three months ended March 31, 2026 and March 31, 2025, respectively, which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in (ii) and (iii) above, unless and until forfeited in accordance with the terms of the Merger Agreement) were entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not forecast paying any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the three months ended March 31, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares were treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for purposes of any diluted earnings per share calculations in periods those apply. Of the total 4,149,252 shares under (ii) and (iii) above, 2,489,545 shares vested on February 21, 2026 and are included in the weighted average number of shares outstanding calculation of basic loss per share for the three months ended March 31, 2026 and the remaining 1,660,222 shares forfeited as of that date as the relevant performance milestone was not satisfied.

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

As of March 31, 2026, the Company received aggregate payments of one dollar from ABLi for the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of March 31, 2026.

The Company also reimbursed ABLi $0.1 million of legal expenses incurred in connection with the negotiations of the License Agreement, which was recorded as a selling, general and administrative expense during the second quarter of 2025.

12. Stock-Based Compensation

The 2020 Plan

The 2020 Plan was established for granting stock incentive awards to directors, officers, employees and consultants to the Company. On June 7, 2024, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 2,500,000 shares. On January 3, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of authorized shares of common stock reserved for issuance under the 2020 Plan increased by 27,453,993 shares. On June 27, 2025, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which (i) the term of the 2020 Plan was extended by approximately five years to 2030, and (ii) an automatic evergreen provision was added to provide for an annual increase to the number of shares available for issuance under the 2020 Plan on January 1 of each year during the term of the plan, starting with January 1, 2026 to the lesser of (a) 4% of the total shares of the Company’s common stock outstanding on December 31 of the prior year (including, for this purpose, the number of shares underlying any pre-funded warrants) or (b) a lesser number of shares of the Company’s Common Stock determined by the administrator of the 2020 Plan. Subject to certain adjustments, including the forfeiture of options previously granted under the Company's 2011 Equity Incentive Plan that were added back to the 2020 Plan, the maximum number of shares of common stock that may be issued under the 2020 Plan after the stockholder's approval on January 3, 2025 in connection with awards is limited to 31,417,517 shares. On January 1, 2026, the number of shares available for issuance under the 2020 Plan was increased by 6,969,206 shares pursuant to the evergreen provision.

Restricted Stock

In connection with the acquisition of CorHepta in February 2025 (see Note 10), the Company issued a combined 1,660,222 shares of restricted common stock to two selling shareholders who were subsequently employed by the Company, which are subject to a combination of post-acquisition service- and performance-based vesting conditions, as follows: (i) 996,133 shares vested on the first anniversary of the closing of the acquisition, (ii) the remaining 664,089 shares were forfeited on February 21, 2026 as a result of the non-achievement of a certain milestone specified in the Merger Agreement.

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

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three months ended March 31, 2026 and March 31, 2025, the Company recognized stock-based compensation expense of $0.4 million and $0.3 million, respectively, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three months ended March 31, 2026, as the performance conditions were not achieved. As of March 31, 2026, there was $0 of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the three months ended March 31, 2026, the Company granted 11,627,899 options with a weighted average strike price of $1.99 to purchase common stock to certain employees that either (i) vest on the first anniversary of the grant of such option in the amount of one-fourth of such grant, and the remaining portion will vest in 36 equal monthly installments thereafter, or (ii) vest in 36 equal monthly installments. The total aggregate grant date fair value of all options granted was $18.5 million.

During the three months ended March 31, 2025, the Company granted 21,329,195 options with a weighted average strike price of $2.52 to purchase common stock to certain employees that either (i) vest annually in three equal parts over three years, (ii) vest on the first anniversary of the grant of such option in the amount of one-third of such grant, and the remaining portion will vest in 36 equal monthly installments thereafter, (iii) vest in 48 equal monthly installments, (iv) vest annually over two years, or (v) vest annually over four years. The Company also granted 2,056,049 performance-based options with a weighted average strike price of $2.35 to purchase common stock to certain employees. These options are subject to performance vesting and will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The total aggregate grant date fair value of all options granted was $43,113,397. During the three months ended March 31, 2025, certain performance conditions were probable of being met.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended March 31,
	2026	2025
Research and development*	$1,790,700	$453,186
Selling, general and administrative	3,769,066	1,589,010
Total stock-based compensation expense	$5,559,766	$2,042,196

*Includes $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, related to the restricted stock awards issued in connection with the acquisition of CorHepta.

13. Warrants

In January 2025, in connection with the October 2024 Offering, the Company issued 702,625 warrants to a non-financial investor pursuant to a pre-existing brokerage agreement. These warrants have an exercise price of $1.7125 and an expiration date of January 28, 2030.

14. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per share applicable to common stockholders. Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes 42,538,910 of Pre-Funded Warrants and shares held in abeyance from date of issuance.

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(16,380,840)	$(13,678,735)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	172,306,932	89,537,171
Net loss per share applicable to common stockholders – basic and diluted	$(0.10)	$(0.15)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been antidilutive for the periods presented. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The potentially dilutive securities that have been excluded from the computation of diluted net loss per share include stock options and warrants to purchase common stock, restricted common stock and for the three months ended March 31, 2025, shares of common stock issued as contingent consideration in connection with the acquisition of CorHepta, for which the vesting conditions had not been met. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Three months ended March 31,
	2026	2025
Options to purchase shares of stock	49,523,013	33,899,741
Warrants to purchase shares of stock	162,044,977	140,790,299
Contingently issuable shares (see Note 10):
Restricted common stock	—	1,660,222
Contingent consideration	—	2,489,030
Total	211,567,990	178,839,292

15. Income Taxes

During the three months ended March 31, 2026 and 2025, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The lease expired in September 2025 and therefore the right-of-use asset and the operating lease liability each had a balance of $0 at March 31, 2026. The Company recorded lease expense related to the Office Lease of $35,296 and other short-term payments of $5,132 for the three months ended March 31, 2025, in selling, general and administrative expenses.

The Office Lease contained escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and will be credited after the termination of the lease with a refund expected in the second quarter of 2026.

As of March 31, 2026, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

No future minimum lease payments remained under this lease as of March 31, 2026.

Clinical and Manufacturing Agreements

The Company has entered into various agreements with a contract research organization ("CRO") and contract manufacturing organizations ("CMOs") to support its ongoing Phase 3 study in PAH, known as IMPROVE-PAH, and manufacturing activities. These agreements are generally cancelable however some agreements are subject to payment of termination fees and typically include fixed and variable components based on actual services performed.

As of March 31, 2026, the Company’s estimated contractual commitments under these agreements were as follows (in millions):

Contract Type	Total Commitment	Estimated Remaining Contract Costs	Estimated Timing
CRO agreement(1)	$73.7	$58.4	Through 2029; timing dependent on trial enrollment
CMO agreements(2)	$10.4	$9.2	Through 2026 - 2030; based on production schedules

(1)
The total commitment of $73.7 million includes $7.5 million subject to achievement of certain performance milestones associated with IMPROVE-PAH. The amount and timing of any such payments related to the $7.5 million performance milestones are contingent upon the vendor meeting specific criteria. As of March 31, 2026, one milestone of $0.4 million had been achieved and therefore a liability was recognized, the remaining milestones are not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements for the remaining milestones. The Company will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the remaining milestones become probable, and the amount can be reasonably estimated.

The estimated remaining contract costs exclude the potential milestone payments. As of March 31, 2026, the Company had a remaining upfront payment balance of $1.3 million to the CRO, of which $1.0 million will be held as a retainer until the end of the study and applied against final invoicing and $0.3 million will be applied to passthrough costs as incurred.

(2)
In April 2026, the Company entered into change orders which increased the total commitment under the CMO agreements by approximately $0.6 million.

17. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, which is the business of developing protein kinase inhibitor therapeutics. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis using consolidated net income (loss) as a measure of profit/loss for the single reportable segment. This decision-making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

	Three months ended March 31,
	2026	2025
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$8,617,555	$9,330,844
Parkinson's disease	—	142,420
Other research and development	430,895	587,128
Selling, general and administrative (excluding stock-based compensation)	3,607,057	3,660,282
Change in fair value contingent consideration	(373,354)	(1,164,864)
Stock-based compensation expense	5,559,766	2,042,196
Total costs and expenses	17,841,919	14,598,006
Loss from operations	(17,841,919)	(14,598,006)
Other income	1,461,079	919,271
Net loss	$(16,380,840)	$(13,678,735)

(1) The March 31, 2025 amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and our audited financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties, and assumptions. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those set forth in the Annual Report and in other filings with the SEC.

Overview

We are a clinical-stage pharmaceutical company developing IKT-001 for Pulmonary Arterial Hypertension (“PAH”). Our lead product candidate, known as IKT-001, a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), which is a single pivotal global study, is presently enrolling patients.

Recent Developments

In April 2026, we announced that the first patient was enrolled in the Company’s single global pivotal Phase 3 study, known as IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH; NCT07365332). Enrollment of patients and activation of clinical sites in IMPROVE-PAH is ongoing with the Company pursuing regulatory approvals in more than 25 countries globally. We are one of the first companies to successfully take advantage of “Facilitating and Accelerating Strategic Trials in the European Union”, called FAST-EU, which is a pilot initiative that commenced on January 30, 2026 to accelerate the approval of multinational clinical trials. Recently, the Company received a determination from the European Medicines Agency that the Company is permitted to initiate IMPROVE-PAH in twelve (12) European countries, for a total of sixteen (16) countries approved globally including the United States, Canada, New Zealand and Argentina, with site activations expected to commence gradually during the remainder of 2026.

In April 2026, Inhibikase submitted an Orphan Drug Designation (“ODD”) application to the U.S. Food and Drug Administration for IKT-001 for PAH recognizing that PAH is a high unmet medical need impacting approximately 50,000 Americans.

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
•
our ability to commence and conduct trials, including recruiting sufficient patients, on a timely basis or at all;
•
our ability to establish an appropriate safety or tolerability profile with IND-enabling toxicology studies;
•
our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize, our product candidates;
•
our successful enrollment in and completion of our current and future clinical trials;
•
our ability to produce sufficient clinical product in a timely or cost-effective manner to support our clinical trials;
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

	Three months ended March 31,
	2026	2025	Change
Parkinson's disease	$—	$142,420	$(142,420)
Pulmonary Arterial Hypertension(1)	8,617,555	9,330,844	(713,289)
Other research and development expenses(2)	2,221,595	1,040,315	1,181,280
Total research and development expenses	$10,839,150	$10,513,579	$325,571

(1) The March 31, 2025 amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the acquisition of CorHepta Pharmaceuticals, Inc.(“CorHepta”).

(2) Other research and development expenses include stock-based compensation expense of $1.8 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	For the three months ended March 31,		Change
	2026	2025	($)	(%)
Research and development	$(10,839,150)	$(10,513,579)	$(325,571)	3.1
Selling, general and administrative	(7,376,123)	(5,249,291)	(2,126,832)	40.5
Change in fair value contingent consideration	373,354	1,164,864	(791,510)	(67.9)
Loss from operations	(17,841,919)	(14,598,006)	(3,243,913)	22.2
Other income	1,461,079	919,271	541,808	58.9
Net loss	$(16,380,840)	$(13,678,735)	$(2,702,105)	19.8

Research and Development

Research and development expenses increased by $325,571, or 3.1%, to $10,839,150 from $10,513,579 in the prior comparable period. The prior period included a $7.4 million non-cash charge allocated to PAH related to the CorHepta transaction, which did not recur in the current period. Excluding the impact of this prior period charge, the increase in research and development was primarily driven by an increase in PAH costs. There was also a net increase of $1.2 million in other research and development partially offset by a decrease of $0.1 million in the risvodetinib (IkT-148009) program, which has been discontinued and out licensed.

Selling, General and Administrative

Selling, general and administrative expenses increased by $2,126,832 or 40.5% to $7,376,123 from $5,249,291 in the prior comparable period. The $2.1 million increase was primarily driven by an increase of $0.4 million in personnel-related costs, $2.2 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in legal, consulting and compliance costs.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration decreased by $791,510 or 67.9% to $373,354 from $1,164,864 in the prior comparable period. The decrease is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from December 31, 2025 to February 21, 2026, the date the service milestone was satisfied.

Other Income

Other income increased by $541,808 or 58.9% to $1,461,079 from $919,271 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

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

At March 31, 2026, we had cash, cash equivalents and marketable securities of $170.4 million.

We have incurred recurring losses and at March 31, 2026 had an accumulated deficit of $159.1 million.

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

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, if ever, we expect to finance our incremental cash needs through a combination of equity offerings, debt financings, working capital lines of credit, and potential licenses and collaboration agreements. Additional working capital may not be available timely or on commercially reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts on a timely basis or on terms acceptable to us, we may have to significantly delay, reduce or discontinue the development or commercialization of one or more of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $159.1 million at March 31, 2026. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

We expect to fund our operations through public equity or private equity or debt financings, as well as other sources. However, we may be unable to raise additional working capital, or if we are able to raise additional working capital, we may be unable to do so on a timely basis or commercially favorable terms. Our failure to raise capital or enter into such other arrangements if and when needed would have a negative impact on our business, results of operations and financial condition and our ability to continue to develop our product candidates.

We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. However, we have based these estimates on assumptions that may prove to be wrong, and we could deplete our working capital sooner than planned.

The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of preclinical and clinical development activities;
•
the number and scope of preclinical and clinical programs we pursue;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Three months ended March 31,
	2026	2025
Net cash used in operating activities	$(12,059,722)	$(4,103,530)
Net cash provided by (used in) investing activities	(80,484,587)	21,054,342
Net cash provided by financing activities	2,897,611	—
Net increase (decrease) in cash and cash equivalents	$(89,646,698)	$16,950,812

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the three months ended March 31, 2026, totaled $12,059,722, and consisted primarily of a net loss of $16.4 million adjusted for non-cash stock compensation of $5.6 million, a decrease in the fair value of contingent consideration of $0.4 million, non-cash accretion on marketable securities of $0.8 million, an increase in accounts payable and accrued expenses and other current liabilities of $0.5 million, an increase in prepaid expenses and other current assets of $0.9 million, a decrease in prepaid research and development of $0.5 million, and an increase in other assets of $0.1 million.

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

Cash Provided by (Used In) Investing Activities

Net cash flows used in investing activities for the three months ended March 31, 2026, totaled $80,484,587, of which $10.1 million was provided by maturity of marketable securities and $90.6 million was used for the purchase of marketable securities.

Net cash flows provided by investing activities for the three months ended March 31, 2025, totaled $21,054,342, of which $21.5 million was provided by maturity of marketable securities offset by $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the three months ended March 31, 2026, totaled $2,897,611, which consisted of net proceeds from the issuance of common stock in connection with the Sales Agreement with Jefferies.

Net cash flows provided by financing activities for the three months ended March 31, 2025, totaled $0.

Contractual Obligations and Commitments

Lease Obligations

We previously leased office space in Lexington, Massachusetts under an operating lease that expired on September 30, 2025. As of March 31, 2026, we have no remaining lease obligations under this arrangement. We expect to receive a refund of our security deposit, which is held in escrow, during the second quarter of 2026. The refund is not expected to have a material impact on our liquidity or results of operations.

Clinical and Manufacturing Agreements

We have entered into various agreements with contract research organizations ("CROs") and contract manufacturing organizations ("CMOs") to support our ongoing Phase 3 clinical study, IMPROVE-PAH, as well as related manufacturing activities. These agreements generally include both fixed and variable components and, in certain cases, are non-cancelable or subject to termination fees.

As of March 31, 2026, our estimated remaining contractual commitments under these arrangements, excluding performance-based milestone payments, were approximately $58.4 million for CRO services and $9.2 million for CMO services, which we expect to incur primarily through 2030. The timing of these expenditures is dependent on several factors, including patient enrollment rates, clinical site activation, and manufacturing production schedules.

A portion of our CRO commitments includes performance-based milestone payments, of which approximately $7.5 million of the total contracted value is contingent upon the achievement of specified criteria by the vendor. The timing and likelihood of these payments are uncertain and depend on the progress and outcomes of the clinical trial. While one milestone has been achieved to date, the remaining milestones are not currently considered probable and, accordingly, are not reflected in our accrued liabilities as of March 31, 2026.

In April 2026, we entered into change orders under our existing CMO agreements, increasing our total manufacturing commitments by approximately $0.6 million, reflecting updates to our anticipated production requirements.

We expect that our contractual commitments will represent a significant portion of our future cash outflows as we advance our IMPROVE-PAH clinical trial and related manufacturing activities. The majority of these costs are expected to be incurred over the next two to three years, although the actual timing may vary based on clinical and operational factors.

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

As part of the process of preparing the condensed consolidated financial statements, we are required to estimate and accrue expenses. A portion of our research and development expenses are external costs, which we track on a program-specific basis. We record the estimated expenses of research and development activities conducted by third party service providers as they are incurred and provided within research and development expense in the statements of operations. These services include the conduct of preclinical studies and consulting services. These costs are a significant component of our research and development expenses. Typically, upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred, except for payments relating to intellectual property rights with future alternative use which will be expensed when the intellectual property is in use. Non-refundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

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

On February 21, 2025, we entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary and CorHepta. We determined that the transaction represented an asset acquisition as defined by ASC 805 as substantially all of the value was attributed to a single intangible asset, in-process research and development (“IPR&D”).

The fair value was determined based on our share price at closing. We agreed to issue 4,979,101 shares of our common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and vested on February 21, 2026, upon the achievement of a service milestone, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions, which were not met and, as a result, these shares were forfeited on February 21, 2026. Upon determination that the service milestone was satisfied in relation to (ii) above, the liability was settled through the issuance of common stock and reclassified to additional paid-in capital on February 21, 2026. No other agreements with contingent consideration currently exist.

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $373,354 for the three-month period ended March 31, 2026, which is included within operating expenses. We recognized a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it was probable that a liability had been incurred and the amount of that liability could be reasonably estimated.

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense in our consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

Smaller Reporting Company Status

Effective as of December 31, 2025, we no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As such, we are subject to additional expenses that we did not previously incur in complying with the Sarbanes-Oxley Act of 2002 (“SOX”) and rules implemented by the SEC. We are also subject to certain disclosure requirements that are applicable to other public companies that were not applicable to us as an emerging growth company, for example, compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements and compliance with the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

However, we continue to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended, or Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, certain of the exemptions available to us as an “emerging growth company” continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” for so long as we have either (i) a public float of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter, or (ii) annual revenue of less than $100 million during our most recently completed fiscal year and either no public float or a public float of less than $700 million measured as of the last business day of our most recently completed second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission on March 26, 2026 (the “Annual Report”). There have been no material changes from the risk factors set forth in the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report.

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

Inhibikase Therapeutics, Inc.

Date: May 12, 2026	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)