Form 10-Q
period 2026-06-30
Inhibikase Therapeutics, Inc.
filed 2026-08-11
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 139,535,900 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to conduct and complete Phase 3 studies of IKT-001 in pulmonary arterial hypertension (“PAH”) in multiple countries in a large number of clinical sites to support regulatory approval and commercialization, including our interactions with the FDA and timing related thereto;
•
our ability to successfully and timely enroll or complete clinical trials for our product candidates;
•
our ability to successfully and timely manufacture our product candidates for future clinical trials or for commercial use, if approved;
•
our ability to obtain and maintain regulatory approvals, if obtained, for any product candidates;
•
the ability of our product's mechanism of action to deliver anti-remodeling, antiproliferative, exercise capacity improvements, blood pressure or blood flow resistance improvements, or disease reversal benefits to patients with PAH;
•
the potential benefits, if any, of Orphan Drug Designation granted to our lead product candidate, IKT-001, for the treatment of PAH;
•
the potential for the holders of the Company's warrants to exercise those warrants in accordance with their terms;
•
the success of competing therapies that are or become available;
•
our ability to obtain sufficient or timely funding for our operations, including funding necessary to complete further development and commercialization of our product candidates, if approved;
•
the commercialization of our product candidates, if approved;
•
future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
•
the size and growth potential of the markets for our product candidates, if approved, and our ability to serve those markets or compete with other products or competitors who may have more extensive resources or other strategic or competitive advantages;
•
the rate, timeliness and degree of market acceptance of our product candidates, if approved;
•
regulatory developments in the United States and foreign countries;
•
our ability to contract with third-party suppliers and manufacturers and their ability to perform timely or adequately;
•
our ability to attract and retain key scientific or management personnel;
•
the period over which we expect our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements;

ii

•
the accuracy of our estimates regarding expenses, cash utilization, future revenue, capital requirements and timing or needs for additional financing;
•
the impact of laws and regulations;
•
the impact of trade restrictions such as sanctions, tariffs, reciprocal and retaliatory tariffs, and other tariff-related measures; regulatory requirements, legal actions, or enforcement; and inflation rates on our business, financial condition and results of operations;
•
the potential for another pandemic, epidemic or outbreak of an infectious disease to disrupt our business plans, product development activities, ongoing clinical trials, including the timing and enrollment of patients, the health of our employees and the strength of our supply chain; and
•
our expectations regarding our ability to obtain, maintain and extend intellectual property protection for our product candidates.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$31,206,707	$139,220,208
Marketable securities	127,812,140	39,543,820
Prepaid research and development	2,346,641	1,001,993
Prepaid expenses and other current assets	933,938	343,374
Deferred offering costs	44,489	—
Total current assets	162,343,915	180,109,395
Prepaid research and development, noncurrent	1,000,000	1,000,000
Other assets	244,697	95,121
Total assets	$163,588,612	$181,204,516
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$991,720	$1,158,054
Accrued expenses and other current liabilities	9,268,306	4,081,282
Contingent consideration liability	—	3,061,501
Total current liabilities	10,260,026	8,300,837
Total liabilities	10,260,026	8,300,837
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized; 132,032,636 and 131,691,237 shares issued and outstanding (including 0 and 4,149,252 contingently issuable shares - see Note 10) at June 30, 2026 and December 31, 2025, respectively	132,032	131,691
Additional paid-in capital	331,921,179	315,429,986
Accumulated other comprehensive income (loss)	(72,754)	21,802
Accumulated deficit	(178,651,871)	(142,679,800)
Total stockholders' equity	153,328,586	172,903,679
Total liabilities and stockholders’ equity	$163,588,612	$181,204,516

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	$13,393,464	$5,270,967	$24,232,614	$15,784,546
Selling, general and administrative	7,657,531	5,919,731	15,033,654	11,169,022
Change in fair value contingent consideration	—	(358,420)	(373,354)	(1,523,284)
Total costs and expenses	21,050,995	10,832,278	38,892,914	25,430,284
Loss from operations	(21,050,995)	(10,832,278)	(38,892,914)	(25,430,284)
Other income	1,459,764	916,755	2,920,843	1,836,026
Net loss	(19,591,231)	(9,915,523)	(35,972,071)	(23,594,258)
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	(46,461)	(1,977)	(94,556)	34,304
Comprehensive loss	$(19,637,692)	$(9,917,500)	$(36,066,627)	$(23,559,954)
Net loss per share – basic and diluted	$(0.11)	$(0.11)	$(0.21)	$(0.26)
Weighted-average number of shares – basic and diluted	174,571,543	90,009,625	173,445,493	89,774,703

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	131,691,237	$131,691	$315,429,986	$21,802	$(142,679,800)	$172,903,679
Stock-based compensation expense	—	—	5,559,766	—	—	5,559,766
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	1,904,762	1,905	2,895,706	—	—	2,897,611
Contingently issuable common stock subject to vesting criteria (see Note 10)	(1,659,704)	(1,660)	2,689,807	—	—	2,688,147
Issuance of common stock, stock options exercised	96,341	96	(96)	—	—	—
Other comprehensive loss	—	—	—	(48,095)	—	(48,095)
Net loss	—	—	—	—	(16,380,840)	(16,380,840)
Balance at March 31, 2026	132,032,636	132,032	326,575,169	(26,293)	(159,060,640)	167,620,268
Stock-based compensation expense	—	—	5,346,010	—	—	5,346,010
Other comprehensive loss	—	—	—	(46,461)	—	(46,461)
Net loss	—	—	—	—	(19,591,231)	(19,591,231)
Balance at June 30, 2026	132,032,636	$132,032	$331,921,179	$(72,754)	$(178,651,871)	$153,328,586

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

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(35,972,071)	$(23,594,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	36,812
Stock-based compensation expense	10,905,776	6,250,938
Write-off of in-process research and development	—	7,357,294
Change in fair value contingent consideration	(373,354)	(1,523,284)
Non-cash accretion on marketable securities	(1,969,587)	—
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	—	66,519
Prepaid expenses and other current assets	(590,564)	7,526
Prepaid research and development	(1,344,648)	(57,547)
Other assets	(149,576)	—
Accounts payable	(196,334)	1,592,656
Operating lease liabilities	—	(72,573)
Accrued expenses and other current liabilities	5,187,024	258,156
Net cash used in operating activities	(24,503,334)	(9,677,761)

Cash flows from investing activities
Purchases of equipment and improvements	—	(13,399)
Purchases of investments - marketable securities	(145,618,289)	—
Maturities of investments - marketable securities	59,225,000	31,350,103
Acquired in-process research and development	—	(438,624)
Net cash provided by (used in) investing activities	(86,393,289)	30,898,080

Cash flows from financing activities
Deferred offering costs	(14,489)	—
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs	2,897,611	150
Issuance of common stock from exercise of options	—	31,621
Net cash provided by financing activities	2,883,122	31,771
Net increase (decrease) in cash and cash equivalents	(108,013,501)	21,252,090
Cash and cash equivalents at beginning of period	139,220,208	56,490,579
Cash and cash equivalents at end of period	$31,206,707	$77,742,669
Supplemental disclosures of cash flow information
Issuance costs	$85,000	$—
Non-cash investing and financing activities
Contingent consideration	$—	$2,912,159
Settlement of contingent consideration liability	$2,688,147	$—
Non-cash financing costs included in accounts payable and accrued expenses	$30,000	$307,373
CorHepta transaction costs	$—	$175,000

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing IKT-001 for Pulmonary Arterial Hypertension (“PAH”). The Company's lead product candidate, IKT-001, is a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication for which the Company has been granted Orphan Drug Designation by the U.S. Food and Drug Administration. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. The Company has completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. The Company's Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), is a single pivotal global study, which is presently enrolling patients with 26 country regulatory approvals and 43 clinical sites activated to date, and 3 additional pending country regulatory approvals and 4 planned country regulatory submissions.

2. Liquidity

As of June 30, 2026, the Company had cash, cash equivalents and marketable securities of approximately $159.0 million.

The Company has incurred recurring losses and at June 30, 2026, had an accumulated deficit of approximately $178.7 million.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock (and pre-funded warrants) and sales of common stock through at-the-market (“ATM”) offerings. In December 2020, June 2021, January 2023, May 2024, October 2024 and November 2025, the Company raised approximately $14.6 million, $41.1 million, $8.5 million, $3.2 million, $99.6 million and $107.6 million, respectively, in net proceeds, and $2.9 million and $0.5 million in net ATM proceeds in 2026 and 2024. In July 2026, the Company sold an aggregate of 25,261,500 shares of its common stock through its ATM facility, including 25,000,000 shares sold to RA Capital Management, for aggregate net proceeds of $49.2 million (see Note 17).

The Company is subject to a variety of risks similar to other early-stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses, general and administrative expenses related to its product candidate programs and negative cash flows from operations. The Company anticipates costs and expenses to increase in the future as the Company continues to develop and pursue regulatory approval of IKT-001.

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

The Company estimates that its cash and cash equivalents and marketable securities at June 30, 2026 are sufficient to fund its normal operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity (“PBE”) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. For entities other than PBEs, the requirements will be effective for annual periods beginning after December 15, 2025. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. As of December 31, 2025, the Company adopted this new ASU and it only impacts the Company's income tax disclosures with no impact to its operations, cash flows, or financial condition.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company did not report any revenue for the three and six months ended June 30, 2026 and 2025.

Research and Development Costs

Costs incurred in the research and development of the Company’s product candidates are expensed as incurred. Research and development expenses consist of costs incurred in performing research and development activities, and include salaries and benefits, stock compensation, research-related subcontractors and consultants, clinical studies costs, supplies and overhead costs and in-process research and development. Advance payments made to suppliers and contract research organizations are classified as prepaid research and development and are expensed as research and development as the supplies are consumed and the contract services are provided.

During the three and six months ended June 30, 2026 and 2025, the Company did not incur any expenses with a related party vendor. As of the periods ended June 30, 2026 and December 31, 2025, the Company did not have a payable or accrued expense balance with a related party vendor.

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

As of June 30, 2026, the Company’s marketable securities consisted primarily of highly rated U.S. Treasury bills and investment-grade commercial paper with short-term maturities and as of December 31, 2025, the Company's marketable securities consisted primarily of highly rated U.S. Treasury bills. Unrealized losses, if any, were not attributable to credit-related factors. Accordingly, no allowance for credit losses was recorded at June 30, 2026 or December 31, 2025.

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

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,906,381	$—	$—	$7,906,381
Commercial paper	—	13,957,296	—	13,957,296
Total	$7,906,381	$13,957,296	$—	$21,863,677

Marketable securities, available-for-sale:
Commercial paper	$—	$13,964,888	$—	$13,964,888
U.S. Treasury obligations	113,847,252	—	—	113,847,252
Total	$113,847,252	$13,964,888	$—	$127,812,140

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,824,866	$—	$—	$14,824,866
Total	$14,824,866	$—	$—	$14,824,866

Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,543,820	$—	$—	$39,543,820
Total	$39,543,820	$—	$—	$39,543,820

Other current liabilities:
Contingent consideration (see Note 10)	$—	$—	$3,061,501	$3,061,501
Total	$—	$—	$3,061,501	$3,061,501

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta (see Note 10):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning	$—	$3,270,579	$3,061,501	$—
Additions	—	—	—	4,435,443
Issuance of common stock	—	—	(2,688,147)	—
Change in fair value	—	(358,420)	(373,354)	(1,523,284)
Balance, ending	$—	$2,912,159	$—	$2,912,159

5.
Marketable Securities

Marketable securities consisted of the following as of:

June 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
Commercial paper	$13,972,292	$—	$(7,404)	$13,964,888
U.S. Treasury obligations	113,912,602	—	(65,350)	113,847,252
Total	$127,884,894	$—	$(72,754)	$127,812,140

December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,522,018	$21,802	$—	$39,543,820
Total	$39,522,018	$21,802	$—	$39,543,820

As of June 30, 2026, the Company held fifteen U.S. Treasury debt securities and two commercial paper securities that were in an unrealized loss position totaling $72,754, and no U.S. Treasury debt securities or commercial paper securities in an unrealized gain position. As of December 31, 2025, the Company held seven U.S. Treasury debt securities that were in an unrealized gain position totaling $21,802 and held no securities that were in an unrealized loss position. All U.S. Treasury obligations were due to mature in less than one year for the period and year ended June 30, 2026 and December 31, 2025, respectively.

The Company received proceeds of $59.2 million from maturities of marketable securities for the six months ended June 30, 2026. The Company received proceeds of $31.4 million from maturities of marketable securities for the six months ended June 30, 2025. The Company did not realize any gains or losses from maturities of marketable securities for the period ended June 30, 2026 or the year ended December 31, 2025.

6.
Equipment

The Company did not have any equipment as of June 30, 2026 or December 31, 2025.

Depreciation expense for the three and six months ended June 30, 2026 was $0 and for the three and six months ended June 30, 2025 was $24,157 and $36,812, respectively.

7.
Supplemental Condensed Consolidated Balance Sheet Information

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Accrued consulting	$849,737	$23,899
Accrued compensation	2,185,932	3,262,695
Accrued research and development	6,194,707	581,761
Accrued other	37,930	212,927
Total accrued expenses and other current liabilities	$9,268,306	$4,081,282

8. ATM Program/Open Market Sales Agreement

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $185,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of June 30, 2026, the Company sold 1,904,762 shares of the Company's common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million. In July 2026, the Company sold 25,261,500 shares of its common stock pursuant to the Sales Agreement, including 25,000,000 shares sold to RA Capital Management, for aggregate gross proceeds of $50.5 million (see Note 17).

9. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. On January 3, 2025, the number of the Company's authorized shares of common stock was increased from 100,000,000 shares to 500,000,000 shares. Also, the number of authorized shares of common stock reserved for issuance under the Company's 2020 Equity Incentive Plan was increased by 27,453,993 shares and will automatically be increased on January 1 of each year during the term of the plan, starting with January 1, 2026 to the lesser of (a) 4% of the total shares of the Company’s common stock outstanding on December 31 of the prior year (including, for this purpose, the number of shares underlying any pre-funded warrants) or (b) a lesser number of shares of the Company’s Common Stock determined by the administrator of the 2020 Equity Incentive Plan (the “2020 Plan”). As of June 30, 2026 and December 31, 2025, a total of 3,350,850 and 5,197,330 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

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

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the Warrants (as defined below) issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, Pre-Funded warrants to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.49, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants,”) and together with the Series A-1 Warrants, (the “Warrants”). Effective November 20, 2025, the Company and the holders of all of the outstanding Series A-1 Warrants and outstanding Series B-1 Warrants, amended the terms of the Series A-1 Warrants and the Series B-1 Warrants to reflect the Company’s plan to advance IKT-001 to a global pivotal Phase 3 clinical study in PAH noting that the previous terms referenced a Phase 2b clinical study. The Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable at the 5th business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant, as amended, is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 3 Part A interim 12 week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant, as amended, is exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 3 Part A 24-week pulmonary vascular resistance efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from the private placement to finance the Company's clinical development plans, including to advance the Phase 3 study of IKT-001 in PAH and for general corporate purposes.

As of June 30, 2026 and December 31, 2025, the Company had outstanding Pre-Funded Warrants to purchase an aggregate of up to 42,538,910 shares of the Company's common stock.

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

10. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta. Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. At the time of entering into the Merger Agreement, the Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and vested on February 21, 2026, upon the achievement of a service milestone, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions. The performance-based vesting condition was not met and, as a result, these shares in category (iii) above were forfeited on February 21, 2026 (see Note 12). As of the acquisition date, the achievement of the only service milestone condition, representing 1,493,415 unvested shares in category (ii), was deemed probable and the fair value of these shares was therefore included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company recognized a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it was probable that a liability had been incurred and the amount of that liability could be reasonably estimated. As of February 21, 2026, the Company remeasured the contingent consideration liability to fair value. Upon determination that the service milestone was satisfied in relation to category (ii) above on February 21, 2026, the liability was settled through the issuance of 2,489,030 shares of common stock and reclassification to additional paid-in capital.

The Company remeasured the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $0 and $373,354 for the three and six months ended June 30, 2026, respectively, which is included within operating expenses and $358,420 and $1,523,284 for the three and six months ended June 30, 2025, respectively, which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in category (ii) and (iii) above were entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not expect to pay any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the six months ended June 30, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares were treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for the purposes of any diluted earnings per share calculations in periods those apply. Of the total 4,149,252 shares under category (ii) and (iii) above, 2,489,545 shares vested on February 21, 2026 and are included in the weighted average number of shares outstanding calculation of basic loss per share for the six months ended June 30, 2026 and the remaining 1,660,222 shares forfeited as of that date as the relevant performance milestone was not satisfied.

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

11. ABLi License Agreement

On May 5, 2025, the Company entered into a license agreement (the "License Agreement") with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which the Company granted ABLi an exclusive, sub-licensable, royalty-bearing license under the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, ABLi is solely responsible for all further development and commercialization activities of Risvodetinib and will bear all costs incurred in connection with these efforts. If ABLi does not meet certain milestones with respect to the Licensed Material within 18 months of the date of the License Agreement, then the License Agreement will automatically terminate.

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

As of June 30, 2026, the Company received aggregate payments of one dollar from ABLi for the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of June 30, 2026.

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

On June 26, 2026, the stockholders of the Company approved an amendment to the 2020 Plan, pursuant to which the number of shares of common stock reserved and available for issuance under the 2020 Plan increased by 3,000,000 shares. Subject to certain adjustments, including the forfeiture of options previously granted under the Company's 2011 Equity Incentive Plan that are added back to the 2020 Plan, the maximum number of shares of common stock that may be issued under the 2020 Plan following the stockholders' approval on June 26, 2026 is limited to 41,386,723 shares.

Restricted Stock

In connection with the acquisition of CorHepta in February 2025 (see Note 10), the Company issued a combined 1,660,222 shares of restricted common stock to two selling shareholders of CorHepta who were subsequently employed by the Company, which were subject to a combination of post-acquisition service- and performance-based vesting conditions, as follows: (i) 996,133 shares vested on the first anniversary of the closing of the acquisition, (ii) the remaining 664,089 shares were forfeited on February 21, 2026 as a result of the non-achievement of a certain milestone specified in the Merger Agreement.

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

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three and six months ended June 30, 2026, the Company recognized stock-based compensation expense of $0 and $0.4 million, respectively, related to the restricted shares with service-based vesting conditions. During the three and six months ended June 30, 2025, the Company recognized stock-based compensation expense of $0.7 million and $1.0 million, respectively, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three and six months ended June 30, 2026, as the performance conditions were not achieved. As of June 30, 2026, there was $0 of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the six months ended June 30, 2026, the Company granted 13,539,142 options to purchase common stock with a weighted average exercise price of $1.99. These options vest either (i) one-fourth on the first anniversary of the grant of such option with the remainder to vest in 36 equal monthly installments thereafter, (ii) in 36 equal monthly installments, or (iii) on the first anniversary of the grant date. The aggregate grant date fair value of all options granted was $21.5 million.

During the six months ended June 30, 2025, the Company granted 25,756,010 options to purchase common stock with a weighted average exercise price of $2.42. These options vest either (i) annually in three equal parts over three years, (ii) one-fourth on the first anniversary of the grant of such option with the remainder to vest in 36 equal monthly installments thereafter, (iii) in 48 equal monthly installments, (iv) annually over two years, (v) annually over four years, (vi) on the earlier of one year or the day prior to the annual meeting of stockholders, or (vii) in full on the date of grant. The Company also granted 2,056,049 performance-based options to purchase common stock with a weighted average exercise price of $2.35 to certain employees. These options will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The aggregate grant date fair value of all options granted was $53.2 million. During the six months ended June 30, 2025, certain performance conditions were probable of being met.

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

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Research and development*	$1,485,105	$1,655,836	$3,275,805	$2,109,022
Selling, general and administrative	3,860,905	2,552,906	7,629,971	4,141,916
Total stock-based compensation expense	$5,346,010	$4,208,742	$10,905,776	$6,250,938

*Includes $0 and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.7 million and $1.0 million for the three and six months ended June 30, 2025, respectively, related to the restricted stock awards issued in connection with the acquisition of CorHepta.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(19,591,231)	$(9,915,523)	$(35,972,071)	$(23,594,258)
Denominator:
Weighted-average number of shares outstanding – basic and diluted	174,571,543	90,009,625	173,445,493	89,774,703
Net loss per share applicable to common stockholders – basic and diluted	$(0.11)	$(0.11)	$(0.21)	$(0.26)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share applicable to common stockholders, prior to the application of the treasury stock method, because their effect would have been antidilutive for the periods presented. Therefore, the weighted average number of shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The potentially dilutive securities that have been excluded from the computation of diluted net loss per share include stock options and warrants to purchase common stock, restricted common stock and for the six months ended June 30, 2025, shares of common stock issued as contingent consideration in connection with the acquisition of CorHepta, for which the vesting conditions had not been met. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share for the periods indicated:

	Six months ended June 30,
	2026	2025
Options to purchase shares of stock	51,407,711	37,020,275
Warrants to purchase shares of stock	119,381,067	121,972,253
Contingently issuable shares (see Note 10):
Restricted common stock	—	1,660,222
Contingent consideration	—	2,489,030
Total	170,788,778	163,141,780

14. Income Taxes

During the three and six months ended June 30, 2026 and 2025, there was no provision for income taxes as the Company incurred losses during those periods. Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company recorded a full valuation allowance against its deferred tax assets as the Company believes it is more likely than not the deferred tax assets will not be realized.

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

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The lease expired in September 2025 and therefore the right-of-use asset and the operating lease liability each had a balance of $0 at June 30, 2026. The Company recorded lease expense related to the Office Lease of $35,296 and $70,591 and other short-term payments of $4,731 and $9,863 for the three and six months June 30, 2025, respectively, in selling, general and administrative expenses.

The Office Lease contained escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and was credited after the termination of the lease with a refund received in July 2026.

As of June 30, 2026, a security deposit of approximately $25,000 was included in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheet related to the Office Lease.

No future minimum lease payments remained under this lease as of June 30, 2026.

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

As of June 30, 2026, the Company’s estimated contractual commitments under these agreements were as follows (in millions):

Contract Type	Total Commitment	Estimated Remaining Contract Costs	Estimated Timing
CRO agreements(1)	$125.9	$106.6	Through 2031; timing dependent on trial enrollment
CMO agreements	$11.7	$9.8	Through 2026 - 2030; based on production schedules

(1)
The total commitment of $125.9 million includes $7.5 million subject to achievement of certain performance milestones associated with IMPROVE-PAH. The amount and timing of any such payments related to the $7.5 million performance milestones are contingent upon the vendor meeting specific criteria. As of June 30, 2026, one milestone of $0.4 million had been achieved and therefore a liability was recognized, the remaining milestones are not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements for the remaining milestones. The Company will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the remaining milestones become probable, and the amount can be reasonably estimated.

The estimated remaining contract costs exclude the potential milestone payments. As of June 30, 2026, the Company had a remaining upfront payment balance of $2.8 million to the CRO, of which $1.0 million will be held as a retainer until the end of the study and applied against final invoicing and $1.8 million will be applied to passthrough costs as incurred.

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

	Three months ended June 30,
	2026	2025
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH	$11,681,245	$2,738,794
Parkinson's disease	—	42,196
Other research and development	227,113	834,142
Selling, general and administrative (excluding stock-based compensation)	3,796,627	3,366,824
Change in fair value contingent consideration	—	(358,420)
Stock-based compensation expense	5,346,010	4,208,742
Total costs and expenses	21,050,995	10,832,278
Loss from operations	(21,050,995)	(10,832,278)
Other income	1,459,764	916,755
Net loss	$(19,591,231)	$(9,915,523)

	Six months ended June 30,
	2026	2025
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$20,298,800	$12,069,638
Parkinson's disease	—	184,616
Other research and development	658,008	1,421,270
Selling, general and administrative (excluding stock-based compensation)	7,403,684	7,027,106
Change in fair value contingent consideration	(373,354)	(1,523,284)
Stock-based compensation expense	10,905,776	6,250,938
Total costs and expenses	38,892,914	25,430,284
Loss from operations	(38,892,914)	(25,430,284)
Other income	2,920,843	1,836,026
Net loss	$(35,972,071)	$(23,594,258)

(1) The six months ended June 30, 2025 figure includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

17. Subsequent Event

In July 2026, the Company sold 25,000,000 shares of the Company’s common stock to RA Capital Management through its ATM facility for gross proceeds of $50.0 million. Subsequently, in July 2026, 18,030,000 of these shares of common stock were exchanged for pre-funded warrants to purchase 18,030,000 shares of the Company's common stock. In addition, in July 2026, the Company sold 261,500 shares through its ATM facility for gross proceeds of $0.5 million.

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

Overview

We are a clinical-stage pharmaceutical company developing IKT-001 for Pulmonary Arterial Hypertension (“PAH”). Our lead product candidate, known as IKT-001, a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), which is a single pivotal global study, is presently enrolling patients with 26 country regulatory approvals and 43 clinical sites activated to date, and 3 additional pending country regulatory approvals and 4 planned country regulatory submissions.

Recent Developments

In May 2026, pre-clinical and Phase 1 data for IKT-001 were presented at the American Thoracic Society International Conference in Orlando, Florida. These presentations demonstrated the potential for IKT-001 to have an improved gastro-intestinal (“GI”) side-effect profile, including gastric emptying benefits and reduced impairment of intestinal motility compared to imatinib mesylate. IKT-001 remains intact in the stomach and the intestine and is not converted to imatinib until it reaches the blood, with in vitro pharmacology studies demonstrating an 18-fold decrease, relative to imatinib, in c-Kit inhibition which has been implicated in the GI side-effects of imatinib. Additionally, single doses of IKT-001 resulted in rapid and dose proportional exposure to circulating imatinib, which were well tolerated over a 300-800 mg range with no indication of dose-dependent GI toxicities.

In July 2026, we sold 25,000,000 shares of our common stock to RA Capital Management through our at-the-market (“ATM”) facility for gross proceeds of $50.0 million. Subsequently, in July 2026, 18,030,000 of these shares of common stock were exchanged for pre-funded warrants to purchase shares of common stock.

Following on from our submission of an Orphan Drug Designation (“ODD”) application to the U.S. Food and Drug Administration (the “FDA”) for IKT-001 for PAH in April 2026, FDA's Office of Orphan Products Development granted ODD for IKT-001 in July 2026. The grant of ODD applies to the active moiety of IKT-001, imatinib mesylate, rather than a specific formulation. ODD also provides potential development incentives, including eligibility for tax credits on qualified clinical trial costs, exemption from certain FDA user fees, and the potential for seven years of market exclusivity upon regulatory approval.

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
•
our ability to successfully file Investigational New Drug (“IND”) applications with the FDA;
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

	Three months ended June 30,
	2026	2025	Change
Parkinson's disease	$—	$42,196	$(42,196)
Pulmonary Arterial Hypertension	11,681,245	2,738,794	8,942,451
Other research and development expenses(2)	1,712,219	2,489,977	(777,758)
Total research and development expenses	$13,393,464	$5,270,967	$8,122,497

	Six months ended June 30,
	2026	2025	Change
Parkinson's disease	$—	$184,616	$(184,616)
Pulmonary Arterial Hypertension(1)	20,298,800	12,069,638	8,229,162
Other research and development expenses(2)	3,933,814	3,530,292	403,522
Total research and development expenses	$24,232,614	$15,784,546	$8,448,068

(1) The six months ended June 30, 2025 amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the acquisition of CorHepta Pharmaceuticals, Inc. (“CorHepta”).

(2) Other research and development expenses include stock-based compensation expense of $1.5 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively, and $3.3 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.

Selling, General and Administrative

Selling, general and administrative expenses include personnel-related expenses, such as salaries, benefits, travel and non-cash stock-based compensation expense and expenses for outside professional services. Outside professional services consist of legal, accounting and audit services and other consulting fees. Allocated expenses consist of rent expenses related to our former office in Lexington, Massachusetts not otherwise included in research and development expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	For the three months ended June 30,		Change
	2026	2025	($)	(%)
Research and development	$(13,393,464)	$(5,270,967)	$(8,122,497)	154.1
Selling, general and administrative	(7,657,531)	(5,919,731)	(1,737,800)	29.4
Change in fair value contingent consideration	—	358,420	(358,420)	100.0
Loss from operations	(21,050,995)	(10,832,278)	(10,218,717)	94.3
Other income	1,459,764	916,755	543,009	59.2
Net loss	$(19,591,231)	$(9,915,523)	$(9,675,708)	97.6

Research and Development

Research and development expenses increased by $8,122,497, or 154.1%, to $13,393,464 from $5,270,967 in the prior comparable period. The $8.1 million increase in research and development expenses was primarily due to an increase of $8.9 million in PAH expenses partially offset by a decrease of $0.8 million in other research and development.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1,737,800 or 29.4%, to $7,657,531 from $5,919,731 in the prior comparable period. The $1.7 million increase was primarily driven by a $1.3 million increase in stock-based compensation expense, an increase of $0.4 million in legal, consulting and compliance costs, and an increase of $0.3 million in other expenses, partially offset by a decrease of $0.2 million in personnel-related costs.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration decreased by $358,420 or 100%, to $0 from $358,420 in the prior comparable period. The decrease is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from March 31, 2025 to June 30, 2025. The service milestone was satisfied and the contingent liability settled on February 21, 2026.

Other Income

Other income increased by $543,009 or 59.2% to $1,459,764 from $916,755 in the prior comparable period. The increase was driven by an increase in interest earned on our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	For the six months ended June 30,		Change
	2026	2025	($)	(%)
Research and development	$(24,232,614)	$(15,784,546)	$(8,448,068)	53.5
Selling, general and administrative	(15,033,654)	(11,169,022)	(3,864,632)	34.6
Change in fair value contingent consideration	373,354	1,523,284	(1,149,930)	(75.5)
Loss from operations	(38,892,914)	(25,430,284)	(13,462,630)	52.9
Other income	2,920,843	1,836,026	1,084,817	59.1
Net loss	$(35,972,071)	$(23,594,258)	$(12,377,813)	52.5

Research and Development

Research and development expenses increased by $8,448,068, or 53.5%, to $24,232,614 from $15,784,546 in the prior comparable period. The prior period included a $7.4 million non-cash charge allocated to PAH related to the CorHepta transaction, which did not recur in the current period. Excluding the impact of this prior period charge, the increase in research and development was primarily driven by an increase in PAH costs associated with the Company's Phase 3 clinical study. There was also a net increase of $0.4 million in other research and development partially offset by a decrease of $0.2 million in the risvodetinib program, which has been discontinued and out licensed.

Selling, General and Administrative

Selling, general and administrative expenses increased by $3,864,632, or 34.6%, to $15,033,654 from $11,169,022 in the prior comparable period. The $3.9 million increase was primarily driven by an increase of $3.5 million in stock-based compensation expense, an increase of $0.1 million in personnel-related costs, and an increase of $0.4 million in other expenses, partially offset by a $0.2 million decrease in legal, consulting and compliance costs.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration decreased by $1,149,930, or 75.5%, to $373,354 from $1,523,284 in the prior comparable period. The decrease is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from December 31, 2025 to February 21, 2026, the date the service milestone was satisfied and the contingent liability settled.

Other Income

Other income increased by $1,084,817, or 59.1%, to $2,920,843 from $1,836,026 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

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

On June 20, 2025, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may, from time to time, issue and sell shares of our common stock through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of our common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2025, no shares of our common stock had been sold under the Sales Agreement. In February 2026, we sold 1,904,762 shares of common stock pursuant to the Sales Agreement for an aggregate gross sales price of $3.0 million. In July 2026, we sold 25,261,500 shares of our common stock pursuant to the Sales Agreement for aggregate gross proceeds of $50.5 million.

At June 30, 2026, we had cash, cash equivalents and marketable securities of $159.0 million.

We have incurred recurring losses and at June 30, 2026 had an accumulated deficit of $178.7 million.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur at all. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for our lead product candidate, IKT-001, and begin to commercialize any future approved products which we may in-license or develop. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $178.7 million at June 30, 2026. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. We estimate that the additional capital raised through our sale of common stock through our ATM in July 2026, together with our cash and cash equivalents and marketable securities as of June 30, 2026 will support operations through topline data readout in Part B of our ongoing global Phase 3 IMPROVE-PAH clinical study, assuming the full and timely exercise of the outstanding Series A and B Warrants. However, we have based these estimates on assumptions that may prove to be mistimed or wrong, and we could deplete our working capital sooner than planned.

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
•
any costs, including upfront or milestone costs, associated with new programs such as any in-licensed new compounds or expanded indications of IKT-001;
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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Six months ended June 30,
	2026	2025
Net cash used in operating activities	$(24,503,334)	$(9,677,761)
Net cash provided by (used in) investing activities	(86,393,289)	30,898,080
Net cash provided by financing activities	2,883,122	31,771
Net increase (decrease) in cash and cash equivalents	$(108,013,501)	$21,252,090

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the six months ended June 30, 2026, totaled $24,503,334, and consisted primarily of a net loss of $36.0 million adjusted for non-cash stock compensation of $10.9 million, a decrease in the fair value of contingent consideration of $0.4 million, non-cash accretion on marketable securities of $2.0 million, an increase in accounts payable and accrued expenses and other current liabilities of $5.0 million, an increase in prepaid expenses and other current assets of $0.6 million, an increase in prepaid research and development of $1.3 million, and an increase in other assets of $0.1 million.

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

Cash Provided by (Used In) Investing Activities

Net cash flows used in investing activities for the six months ended June 30, 2026, totaled $86,393,289, of which $59.2 million was provided by maturity of marketable securities and $145.6 million was used for the purchase of marketable securities.

Net cash flows provided by investing activities for the six months ended June 30, 2025, totaled $30,898,080, of which $31.4 million was provided by maturity of marketable securities and $0.4 million related to acquired in-process research and development associated with the CorHepta acquisition discussed above.

Cash Provided by Financing Activities

Net cash flows provided by financing activities for the six months ended June 30, 2026, totaled $2,883,122, which consisted of net proceeds from the issuance of common stock in connection with the Sales Agreement with Jefferies.

Net cash flows provided by financing activities for the six months ended June 30, 2025, totaled $31,771, which consisted of net proceeds from the issuance of common stock related to option exercises and the exercise of pre-funded warrants issued in our registered direct offering and concurrent private placement that closed in May 2024.

Contractual Obligations and Commitments

Lease Obligations

We previously leased office space in Lexington, Massachusetts under an operating lease that expired on September 30, 2025. As of June 30, 2026, we have no remaining lease obligations under this arrangement. We received a refund of our security deposit in July 2026. The refund is not expected to have a material impact on our liquidity or results of operations.

Clinical and Manufacturing Agreements

We have entered into various agreements with contract research organizations ("CROs") and contract manufacturing organizations ("CMOs") to support our ongoing Phase 3 clinical study, IMPROVE-PAH, as well as related manufacturing activities. We may also need CMOs for redundancy and to support commercial production, if we achieve regulatory approval for IKT-001. These agreements generally include both fixed and variable components and, in certain cases, are non-cancelable or subject to termination fees.

As of June 30, 2026, our estimated remaining contractual commitments under these arrangements, excluding performance-based milestone payments, were approximately $106.6 million for CRO services and $9.8 million for CMO services, which we expect to incur primarily through 2030. The timing of these expenditures is dependent on several factors, including patient enrollment rates, clinical site activation, and manufacturing production schedules.

A portion of our CRO commitments includes performance-based milestone payments, of which approximately $7.5 million of the total contracted value is contingent upon the achievement of specified criteria by the vendor. The timing and likelihood of these payments are uncertain and depend on the progress and outcomes of the clinical trial. While one milestone of $0.4 million has been achieved to date, the remaining milestones are not currently considered probable and, accordingly, are not reflected in our accrued liabilities as of June 30, 2026.

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

As of the acquisition date, the achievement of one of the contingent consideration milestones was deemed probable, and the fair value of the related shares was included in the purchase price of the acquisition. We remeasure the initial contingent consideration recognized at acquisition to fair value at each reporting date and recorded a change in fair value of $0 and $373,354 for the three and six months ended June 30, 2026, respectively which is included within operating expenses and $358,420 and $1,523,284 for the three and six months ended June 30, 2025, respectively, which is included within operating expenses. We recognized a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it was probable that a liability had been incurred and the amount of that liability could be reasonably estimated.

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written off as research and development expense in our consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

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

However, we continue to qualify as a “smaller reporting company,” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, certain of the exemptions available to us as an “emerging growth company” continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” for so long as we have either (i) a public float of less than $250 million measured as of the last business day of our most recently completed second fiscal quarter, or (ii) annual revenue of less than $100 million during our most recently completed fiscal year and either no public float or a public float of less than $700 million measured as of the last business day of our most recently completed second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any material litigation or legal proceedings. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. For a detailed discussion of the risks and uncertainties related to our business, please refer to the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Annual Report”). Other than risks included below that have been amended and restated, there have been no material changes from the risk factors set forth in the Annual Report.

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

If the third parties that we currently engage, or engage in the future, to supply materials or manufacture products for our preclinical tests and clinical trials should cease to continue to do so for any reason, we would likely experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of its product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Changing U.S. legal and regulatory restrictions on relationships with China-based biotechnology companies could restrict our business relationships, increase our compliance costs, and adversely affect our business.

In recent years, Congress has increased scrutiny of U.S. interactions with certain China-based biotechnology companies, including through enactment of the BIOSECURE Act as part of the FY 2026 National Defense Authorization Act. BIOSECURE establishes a federal procurement and funding restriction framework that, once implemented through updates to the Federal Acquisition Regulation, will restrict federal agencies, federal contractors, and certain federal grant and loan recipients from procuring or using specified biotechnology equipment or services produced or provided by designated “biotechnology companies of concern,” including entities identified on the Department of Defense’s Section 1260H list of Chinese military companies. In June 2026, the Department of Defense added WuXi AppTec Co., Ltd. to the Section 1260H list of Chinese military companies. Given WuXi AppTec’s biotechnology-related business, it is expected to be evaluated for potential inclusion in the Office of Management and Budget’s initial list of biotechnology companies of concern, which is required by statute to be published by December 18, 2026. WuXi AppTec has publicly disputed its Section 1260H designation and has challenged the designation in federal court. We currently rely on STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec Co., Ltd., for the manufacture and supply of drug substance and drug product for our lead product candidate, IKT-001, a pro-drug of imatinib mesylate. Although STA Pharmaceutical Hong Kong Limited is not itself currently named on the Section 1260H list, its parent, WuXi AppTec, has been so designated (although WuXi AppTec has challenged that designation in federal court, and, on August 7, 2026, was granted a preliminary injunction prohibiting the government from enforcing or implementing the designation). Subsidiaries of listed entities may also be designated as biotechnology companies of concern. Any such designation of STA Pharmaceutical Hong Kong Limited or WuXi AppTec could require us to transition the affected manufacturing activities to an alternative provider, which could be costly, time-consuming, and could delay our clinical or commercial timelines. Further, if we purchase services or products from, or otherwise collaborate with, entities that are or become designated as biotechnology companies of concern in the future, such relationships could adversely affect our ability, or the ability of our customers, collaborators, or other counterparties, to contract with, or receive funding from, the U.S. government, and could require changes to our supply chain, research collaborations, commercial arrangements, or transaction planning.

Separately, in June 2026, the chair of the U.S. House Select Committee on China opened inquiries into several pharmaceutical companies' use of clinical trial sites in China, including sites alleged to be affiliated with the Chinese military, and in May 2026 had advanced language in a fiscal year 2027 appropriations bill that would prohibit the FDA from accepting, reviewing, or considering clinical data generated at China-based clinical investigation sites. This provision has not been enacted, and it is uncertain whether it or similar measures will be adopted. However, these developments may signal increased legislative or regulatory interest in restricting or imposing additional scrutiny on the use of China-based clinical trial sites, personnel, vendors, or data. If any such restrictions are adopted, they could limit our ability to utilize China-based sites or data in our clinical development programs, or those of our collaborators, which could increase our development costs or delay our clinical timelines. Any of the foregoing could require us to identify and transition to alternative suppliers, collaborators, or clinical trial sites, which could be costly and time-consuming, and could adversely affect our business, financial condition, results of operations, and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Other than the equity securities issued in transactions disclosed in our Current Report on Form 8-K filed with the SEC on July 29, 2026, there were no unregistered sales of equity securities during the period.

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report.

Item 6. Exhibits.

Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1*	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as amended (including all Certificates of Amendment thereto)
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.2	001-39676	12/29/2020
4.1	Specimen common stock certificate of the Registrant	S-1	4.1	333-240036	07/23/2020
10.1*#	Non-Employee Director Compensation Policy
10.2*#	Amendment No.4 to Inhibikase Therapeutics, Inc. 2020 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

(*) Filed herewith.

(#) Indicates a management contract or any compensatory plan, contract or arrangement.

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

Inhibikase Therapeutics, Inc.

Date: August 11, 2026	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2026	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)