Form 10-Q
period 2026-09-30
Inhibikase Therapeutics, Inc.
filed 2026-11-10
CIK 1750149

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 140,269,633 shares of common stock, $0.001 par value per share, outstanding.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates, approximations and projections about our industry and business, management’s beliefs, and certain assumptions made by us, all of which are subject to change. Forward-looking statements can often be identified by words such as “anticipates,” “expects,” “intends,” “plans,” “predicts,” “believes,” “seeks,” “estimates,” “may,” “will,” “should,” “would,” “could,” “potential,” “continue,” “ongoing,” and similar expressions and variations or negatives of these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. These forward-looking statements speak only as of the date of this Quarterly Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason, except as otherwise required by law. In this Quarterly Report, unless otherwise indicated, the “Company”, “we”, “us” or “our” refer to Inhibikase Therapeutics, Inc., a Delaware corporation and its subsidiaries, IKT Securities Corporation, a Massachusetts corporation, and CorHepta Pharmaceuticals, Inc., a Delaware corporation.

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
•
our ability to conduct and complete Phase 3 studies of IKT-001 in pulmonary arterial hypertension (“PAH”) in multiple countries in a large number of clinical sites to support regulatory approval and commercialization, including our interactions with the United States Food and Drug Administration (the “FDA”) and timing related thereto;
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
•
our ability to attract and retain key clinical, scientific or management personnel;
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

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

Inhibikase Therapeutics, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$51,701,197	$139,220,208
Marketable securities	141,619,768	39,543,820
Prepaid research and development	3,998,159	1,001,993
Prepaid expenses and other current assets	1,412,941	343,374
Total current assets	198,732,065	180,109,395
Prepaid research and development, noncurrent	2,780,307	1,000,000
Other assets	239,577	95,121
Total assets	$201,751,949	$181,204,516
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$947,993	$1,158,054
Accrued expenses and other current liabilities (see Note 6)	12,008,758	4,081,282
Contingent consideration liability	—	3,061,501
Total current liabilities	12,956,751	8,300,837
Total liabilities	12,956,751	8,300,837
Commitments and contingencies (see Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 140,269,633 and 131,691,237 shares issued and outstanding (including 0 and 4,149,252 contingently issuable shares - see Note 9) at September 30, 2026 and December 31, 2025, respectively	140,270	131,691
Additional paid-in capital	387,883,494	315,429,986
Accumulated other comprehensive (loss) income	(109,361)	21,802
Accumulated deficit	(199,119,205)	(142,679,800)
Total stockholders' equity	188,795,198	172,903,679
Total liabilities and stockholders’ equity	$201,751,949	$181,204,516

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs and expenses:
Research and development	$14,999,866	$7,649,697	$39,232,480	$23,434,243
Selling, general and administrative	7,229,191	5,611,503	22,262,845	16,780,525
Change in fair value contingent consideration	—	(492,827)	(373,354)	(2,016,111)
Total costs and expenses	22,229,057	12,768,373	61,121,971	38,198,657
Loss from operations	(22,229,057)	(12,768,373)	(61,121,971)	(38,198,657)
Other income	1,761,723	838,093	4,682,566	2,674,119
Net loss	(20,467,334)	(11,930,280)	(56,439,405)	(35,524,538)
Other comprehensive loss
Unrealized (loss) gain on marketable securities	(36,607)	(1,245)	(131,163)	33,059
Comprehensive loss	$(20,503,941)	$(11,931,525)	$(56,570,568)	$(35,491,479)
Net loss per share – basic and diluted	$(0.10)	$(0.13)	$(0.31)	$(0.40)
Weighted-average number of shares – basic and diluted	196,938,811	90,050,973	181,362,655	89,867,805

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2025	131,691,237	$131,691	$315,429,986	$21,802	$(142,679,800)	$172,903,679
Stock-based compensation expense	—	—	5,559,766	—	—	5,559,766
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	1,904,762	1,905	2,895,706	—	—	2,897,611
Shares forfeited and contingent consideration reclassified to additional paid-in capital (see Note 9)	(1,659,704)	(1,660)	2,689,807	—	—	2,688,147
Issuance of common stock, stock options exercised	96,341	96	(96)	—	—	—
Other comprehensive loss	—	—	—	(48,095)	—	(48,095)
Net loss	—	—	—	—	(16,380,840)	(16,380,840)
Balance at March 31, 2026	132,032,636	132,032	326,575,169	(26,293)	(159,060,640)	167,620,268
Stock-based compensation expense	—	—	5,346,010	—	—	5,346,010
Other comprehensive loss	—	—	—	(46,461)	—	(46,461)
Net loss	—	—	—	—	(19,591,231)	(19,591,231)
Balance at June 30, 2026	132,032,636	132,032	331,921,179	(72,754)	(178,651,871)	153,328,586
Stock-based compensation expense	—	—	5,527,808	—	—	5,527,808
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	25,261,500	25,262	49,088,286	—	—	49,113,548
Exercise of Series A-1 warrants	730,000	730	999,370	—	—	1,000,100
Exchange of common stock for pre-funded warrants	(18,030,000)	(18,030)	—	—	—	(18,030)
Issuance of common stock, stock options exercised	275,497	276	346,851	—	—	347,127
Other comprehensive loss	—	—	—	(36,607)	—	(36,607)
Net loss	—	—	—	—	(20,467,334)	(20,467,334)
Balance at September 30, 2026	140,269,633	$140,270	$387,883,494	$(109,361)	$(199,119,205)	$188,795,198

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2024	69,362,439	$69,362	$189,254,777	$(37,248)	$(94,420,611)	$94,866,280
Stock-based compensation expense	—	—	2,042,196	—	—	2,042,196
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	829,849	830	2,459,671	—	—	2,460,501
Contingently issuable common stock subject to vesting criteria (see Note 9)	4,149,252	4,149	—	—	—	4,149
Other comprehensive income	—	—	—	36,281	—	36,281
Net loss	—	—	—	—	(13,678,735)	(13,678,735)
Balance at March 31, 2025	74,341,540	74,341	193,756,644	(967)	(108,099,346)	85,730,672
Stock-based compensation expense	—	—	4,208,742	—	—	4,208,742
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	150,000	150	—	—	—	150
Issuance of common stock, stock options exercised	25,095	25	31,596	—	—	31,621
Other comprehensive loss	—	—	—	(1,977)	—	(1,977)
Net loss	—	—	—	—	(9,915,523)	(9,915,523)
Balance at June 30, 2025	74,516,635	74,516	197,996,982	(2,944)	(118,014,869)	80,053,685
Stock-based compensation expense	—	—	4,525,206	—	—	4,525,206
Issuance of common stock, pre-funded warrants and warrants, net of issuance costs	—	—	—	—	—	—
Issuance of common stock, stock options exercised	291,276	292	250,640	—	—	250,932
Other comprehensive loss	—	—	—	(1,245)	—	(1,245)
Net loss	—	—	—	—	(11,930,280)	(11,930,280)
Balance at September 30, 2025	74,807,911	$74,808	$202,772,828	$(4,189)	$(129,945,149)	$72,898,298

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(56,439,405)	$(35,524,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	60,499
Stock-based compensation expense	16,433,584	10,776,144
Write-off of in-process research and development	—	7,357,294
Change in fair value contingent consideration	(373,354)	(2,016,111)
Non-cash accretion on marketable securities	(3,203,308)	(570,503)
Changes in operating assets and liabilities:
Operating lease right‑of‑use assets	—	101,437
Prepaid expenses and other current assets	(1,069,567)	257,321
Current and non-current prepaid research and development	(4,776,473)	(1,129,258)
Other assets	(144,456)	(57,913)
Accounts payable	(210,061)	(390,699)
Operating lease liabilities	—	(110,517)
Accrued expenses and other current liabilities	7,927,476	976,353
Net cash used in operating activities	(41,855,564)	(20,270,491)

Cash flows from investing activities
Purchases of equipment and improvements	—	(13,399)
Purchases of investments - marketable securities	(221,303,803)	(38,996,000)
Maturities of investments - marketable securities	122,300,000	41,600,000
Acquired in-process research and development	—	(438,624)
Net cash provided by (used in) investing activities	(99,003,803)	2,151,977

Cash flows from financing activities
Deferred offering costs	—	(385,062)
Proceeds from issuance of common stock, pre-funded warrants and warrants, net of issuance costs of $1.3 million	52,011,159	150
Proceeds from the exercise of Series A-1 warrants	1,000,100	—
Exchange of common stock for pre-funded warrants	(18,030)	—
Issuance of common stock from exercise of options	347,127	282,553
Net cash provided by (used in) financing activities	53,340,356	(102,359)
Net decrease in cash and cash equivalents	(87,519,011)	(18,220,873)
Cash and cash equivalents at beginning of period	139,220,208	56,490,579
Cash and cash equivalents at end of period	$51,701,197	$38,269,706
Non-cash investing and financing activities
Contingent consideration	$—	$2,419,332
Shares forfeited and contingent consideration reclassified to additional paid-in capital	$2,688,147	$—
CorHepta transaction costs	$—	$175,000

See accompanying notes to condensed consolidated financial statements.

Inhibikase Therapeutics, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.
Nature of Business

Inhibikase Therapeutics, Inc. is a clinical-stage pharmaceutical company developing IKT-001 for pulmonary arterial hypertension (“PAH”). The Company's lead product candidate, IKT-001, is a prodrug of imatinib mesylate (“imatinib”), being developed for PAH, which is an orphan indication for which the Company has been granted Orphan Drug Designation by the U.S. Food and Drug Administration. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. The Company has completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. The Company's Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), is a single pivotal global study, which is presently enrolling patients with 28 country regulatory approvals globally and 79 clinical sites activated to date, and three additional pending country regulatory approvals and one planned country regulatory submission.

2. Liquidity

As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of approximately $193.3 million.

The Company has incurred recurring losses and at September 30, 2026, and had an accumulated deficit of approximately $199.1 million.

To date, the Company has funded its operations primarily through public offerings of its common stock, private placements of its common stock (and pre-funded warrants) and sales of common stock through at-the-market (“ATM”) offerings. The Company has raised an aggregate of $328.2 million in public offerings, sales under its ATM program, including $52.0 million in net ATM proceeds, and $1.0 million from the exercise of Series A-1 Warrants during the nine months ended September 30, 2026.

The Company is subject to a variety of risks similar to other clinical stage life science companies including, but not limited to, the successful development, regulatory approval, and market acceptance of the Company’s product candidates, development by competitors of new technological innovations, protection of proprietary technology, and raising additional working capital. The Company has incurred significant research and development expenses related to its product candidate programs, general and administrative expenses and negative cash flows from operations. The Company anticipates costs and expenses to increase in the future as the Company continues to develop and pursue regulatory approval of IKT-001.

While the Company believes its capital resources are sufficient to fund the Company’s ongoing operations for the next 12 months from the issuance date of these unaudited condensed consolidated financial statements, the Company’s liquidity could be materially affected by: (1) its ability to raise additional capital through equity offerings, debt financings, or other non-dilutive third-party funding including, without limitation, the availability, if any, of potential proceeds from the exercise of the Series A-1 Warrants or the Series B-1 Warrants (see Note 8); (2) costs associated with new or existing strategic alliances, or licensing and collaboration arrangements; (3) negative regulatory events or unanticipated costs related to IKT-001; (4) any other unanticipated material negative events, delays for the Company's Phase 3 studies, or costs. One or more of these events or costs could materially affect the Company’s liquidity. If the Company is unable to meet its obligations when they become due, the Company may have to delay expenditures, reduce the scope of its research and development programs, or make significant changes to its operating plan. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.
Basis of Presentation and Significant Accounting Policies

There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 other than those identified below.

Basis of Presentation of Interim Financial Statements

The Company’s unaudited interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as otherwise disclosed, necessary for the fair presentation of the financial position, results of operations, and changes in financial position for such periods, have been made. These unaudited interim condensed consolidated financial statement results are not necessarily indicative of results to be expected for the full fiscal year or any future period. Certain information that is normally required by U.S. GAAP has been condensed or omitted in accordance with rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The December 31, 2025 condensed consolidated balance sheet was derived from the audited financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Therefore, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 26, 2026.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate discrete information is available for evaluation by the chief operating decision maker or decision-making group in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business as one operating and reporting segment, which is the business of developing protein kinase inhibitor therapeutics (see Note 14).

Recently Issued Accounting Pronouncements

There have been no material changes to the recently issued accounting pronouncements disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Concentrations of Credit Risk

The Company maintains its cash and cash equivalent balances with high-quality financial institutions and, consequently, the Company believes that such funds are subject to minimal credit risk. The Company is exposed to credit risk in the event of default by the financial institutions to the extent amounts recorded on the condensed consolidated balance sheets are in excess of insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

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

Marketable Securities

The Company's marketable securities consist of U.S. Treasury bills and commercial paper with maturities of less than one year which are classified as available-for-sale and included in current assets on the condensed consolidated balance sheets. Available-for-sale debt securities are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity in accumulated other comprehensive income (loss). Realized gains and losses, if any, are included in other income, in the condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2026, and December 31, 2025, the Company’s marketable securities consisted exclusively of highly rated U.S. Treasury bills with short-term maturities. Unrealized losses, if any, were not attributable to credit-related factors. Accordingly, no allowance for credit losses was recorded at September 30, 2026 or December 31, 2025.

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

4.
Fair Value Measurements

The Company’s U.S. Treasury bills are classified within Level 1 of the fair value hierarchy and are valued based on quoted prices in active markets. For cash, cash equivalents and accounts payable, the carrying amounts approximate fair value, because of the short maturity of these instruments. Contingent consideration related to the acquisition of CorHepta (see Note 9) is classified within Level 3 of the fair value hierarchy as the determination of fair value uses considerable judgment and represents the Company’s best estimate of an amount that could be realized in a market exchange for the asset or liability.

The following table summarizes cash equivalents, marketable securities and contingent consideration measured at their fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements as of September 30, 2026:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,357,405	$—	$—	$9,357,405
Total	$9,357,405	$—	$—	$9,357,405

Marketable securities, available-for-sale:
U.S. Treasury obligations	$141,619,768	$-	$-	$141,619,768
Total	$141,619,768	$—	$—	$141,619,768

	Fair Value Measurements as of December 31, 2025:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,824,866	$—	$—	$14,824,866
Total	$14,824,866	$—	$—	$14,824,866

Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,543,820	$—	$—	$39,543,820
Total	$39,543,820	$—	$—	$39,543,820

Other current liabilities:
Contingent consideration (see Note 9)	$—	$—	$3,061,501	$3,061,501
Total	$—	$—	$3,061,501	$3,061,501

5.
Marketable Securities

Marketable securities consisted of the following as of:

September 30, 2026	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$141,729,129	$—	$(109,361)	$141,619,768
Total	$141,729,129	$—	$(109,361)	$141,619,768

December 31, 2025	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Marketable securities, available-for-sale:
U.S. Treasury obligations	$39,522,018	$21,802	$—	$39,543,820
Total	$39,522,018	$21,802	$—	$39,543,820

All U.S. Treasury obligations were due to mature in less than one year as of September 30, 2026 and December 31, 2025, respectively. The Company did not realize any gains or losses from maturities of marketable securities for the period ended September 30, 2026 or the year ended December 31, 2025.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Accrued consulting	$421,370	$23,899
Accrued compensation	3,268,170	3,262,695
Accrued research and development	7,999,710	581,761
Accrued other	319,508	212,927
Total accrued expenses and other current liabilities	$12,008,758	$4,081,282

7. ATM Program/Open Market Sales Agreement

On June 20, 2025, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which the Company may, from time to time, issue and sell shares of its common stock, in an aggregate offering price of up to $185,000,000, through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of the Company's common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. During the nine months ended September 30, 2026, the Company sold 27,166,262 shares of the Company's common stock pursuant to the Sales Agreement, including 25,000,000 shares sold to RA Capital Management, for aggregate net proceeds of $52.0 million. On July 29, 2026, 18,030,000 of the shares sold to RA Capital Management were exchanged for pre-funded warrants to purchase shares of common stock. As of September 30, 2026, $131.5 million of common stock remained available for sale pursuant to the prospectus supplement relating to the Company's ATM program.

8. Stockholders’ Equity

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding. On January 3, 2025, the number of the Company's authorized shares of common stock was increased from 100,000,000 shares to 500,000,000 shares. Also, the number of authorized shares of common stock reserved for issuance under the Company's 2020 Equity Incentive Plan was increased by 27,453,993 shares and will automatically be increased on January 1 of each year during the term of the plan, starting with January 1, 2026 to the lesser of (a) 4% of the total shares of the Company’s common stock outstanding on December 31 of the prior year (including, for this purpose, the number of shares underlying any pre-funded warrants) or (b) a lesser number of shares of the Company’s Common Stock determined by the administrator of the 2020 Equity Incentive Plan (the “2020 Plan”). As of September 30, 2026 and December 31, 2025, a total of 3,372,704 and 5,197,330 shares of common stock, respectively, were reserved for issuance upon the exercise of outstanding stock options and warrants under the 2020 Equity Incentive Plan and the 2011 Equity Incentive Plan.

Share Issuances

On July 10, 2026, the Company sold 25,000,000 shares of its common stock to RA Capital Management through its ATM facility for gross proceeds of $50.0 million. Subsequently, on July 29, 2026, 18,030,000 of these shares of common stock were exchanged for pre-funded warrants to purchase shares of common stock.

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

On October 21, 2024, the Company announced the closing of a private placement of approximately $110 million from the issuance and sale of shares of the Company's common stock and accompanying warrants with potential aggregate financing of up to approximately $275 million upon the full cash exercise of the Warrants (as defined below) issued in the private placement, before deducting placement agent fees and offering expenses (“October 2024 Offering”). The October 2024 Offering consisted of (i) 58,310,000 shares of common stock sold at $1.37 per share, or, in lieu thereof, Pre-Funded warrants to purchase up to 21,985,000 shares of common stock with an exercise price of $0.001, (ii) Series A-1 Warrants to purchase an aggregate of 40,139,474 shares of common stock with an exercise price of $1.37, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series A-1 Warrants”), and (iii) Series B-1 Warrants to purchase an aggregate of 73,813,529 shares of common stock with an exercise price of $1.49, or in lieu thereof, Pre-Funded Warrants to purchase the same number of shares of common stock (“Series B-1 Warrants,”) and together with the Series A-1 Warrants, (the “Warrants”). Effective November 20, 2025, the Company and the holders of all of the outstanding Series A-1 Warrants and outstanding Series B-1 Warrants, amended the terms of the Series A-1 Warrants and the Series B-1 Warrants to reflect the Company’s then plan to advance IKT-001 to a global pivotal Phase 3 clinical study in PAH noting that the previous contractual terms referenced a Phase 2b clinical study. The Pre-Funded Warrants underlying the Series A-1 Warrants and Series B-1 Warrants are exercisable at any time after their original issuance and will not expire. The Series A-1 Warrants and the Series B-1 Warrants became exercisable on the fifth business day after the date the Company was notified by the SEC that the initial registration statement covering the resale of the shares of common stock issuable upon the exercise of the Series A-1 Warrants and Series B-1 Warrants was not subject to further review. Each Series A-1 Warrant, as amended, is exercisable for one share of common stock and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of the Phase 3 Part A interim 12-week safety readout for IKT-001 for PAH and (b) the Company both obtaining stockholder approval for and filing an amendment to its charter to increase the number of authorized shares of common stock to a number of shares of common stock sufficient to allow for the full exercise of the warrants (“Charter Amendment”). Each Series B-1 Warrant, as amended, is exercisable for one share of common stock, will become exercisable by an investor once all of such investor’s Series A-1 Warrants have been exercised and will expire at 5:00 p.m. (New York City time) on the 30th day following the later of (a) the Company’s public announcement of its Phase 3 Part A 24-week pulmonary vascular resistance efficacy readout for IKT-001 with respect to PAH and (b) the Company both obtaining stockholder approval for and filing the Charter Amendment. Under the terms of the warrants, an investor may not exercise Warrants (other than a Pre-Funded Warrant), to the extent such exercise would cause such investor, together with its affiliates and attribution parties, to beneficially own a number of shares of our common stock which would exceed 4.99% or 9.99%, as applicable, of our then outstanding shares of common stock following such exercise, excluding for purposes of such determination the shares of our common stock issuable upon exercise of the warrants which have not been exercised. The Series A-1 Warrants have an exercise price of $1.37 per share and the Series B-1 Warrants have an exercise price of $1.49 per share. The Company intends to use the net proceeds from share issuances to finance the Company's clinical development plans, including to advance the Phase 3 study of IKT-001 in PAH and for general corporate purposes. During the three and nine months ended September 30, 2026, the Company received $1.0 million in proceeds from the exercise of 730,000 Series A-1 Warrants.

As of September 30, 2026, and December 31, 2025, the Company had outstanding Pre-Funded Warrants to purchase an aggregate of up to 60,568,910 and 42,538,910 shares of the Company's common stock, respectively.

9. Acquisition of CorHepta

On February 21, 2025, the Company entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Project IKT Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”) and CorHepta. Pursuant to the Merger Agreement, on the closing date, Merger Sub merged with and into CorHepta, with CorHepta surviving as a wholly-owned subsidiary of the Company. At the time of entering into the Merger Agreement, the Company agreed to issue 4,979,101 shares of the Company’s common stock to the shareholders of CorHepta, of which (i) 829,849 shares were fully vested on the acquisition date, (ii) 2,489,030 shares represented contingent consideration and vested on February 21, 2026, upon the achievement of a service milestone, and (iii) 1,660,222 shares represented post-merger compensation expense, subject to both service- and performance-based vesting conditions. The performance-based vesting condition was not met and, as a result, these shares in category (iii) above were forfeited on February 21, 2026 (see Note 11). As of the acquisition date, the achievement of the only service milestone condition, representing 1,493,415 unvested shares in category (ii), was deemed probable and the fair value of these shares was therefore included in the purchase price of the acquisition as contingent consideration of $4,435,443. The Company recognized a contingent consideration liability and corresponding expense for the remaining contingent consideration shares in future periods when it was probable that a liability had been incurred and the amount of that liability could be reasonably estimated. As of February 21, 2026, the Company remeasured the contingent consideration liability to fair value. Upon determination that the service milestone was satisfied in relation to category (ii) above on February 21, 2026, the liability was settled through the issuance of 2,489,030 shares of common stock and reclassification to additional paid-in capital.

The Company remeasured the initial contingent consideration recognized at acquisition shown below to fair value at each reporting date and recorded a change in fair value of $0 and $373,354 for the three and nine months ended September 30, 2026, respectively, which is included within operating expenses and $492,827 and $2,016,111 for the three and nine months ended September 30, 2025, respectively, which is included within operating expenses. The holders of a total of 4,149,252 unvested shares (those issued in connection with the acquisition outlined in category (ii) and (iii) above) were entitled to exercise all voting rights with respect to such shares, and receive all dividends payable in respect of such shares. The Company does not expect to pay any dividends in the foreseeable future. The 4,149,252 unvested shares are excluded from the weighted average number of shares outstanding used in the calculation of basic loss per share for the nine months ended September 30, 2025, since they are held by the Company and not considered “outstanding” until vested. The 4,149,252 unvested shares were treated as “contingently issuable” shares as that term is defined in ASC 260-10-45-54 for the purposes of any diluted earnings per share calculations in periods those apply. Of the total 4,149,252 shares under category (ii) and (iii) above, 2,489,545 shares vested on February 21, 2026 and are included in the weighted average number of shares outstanding calculation of basic loss per share for the nine months ended September 30, 2026 and the remaining 1,660,222 shares forfeited as of that date as the relevant performance milestone was not satisfied.

The following table provides a rollforward of the contingent consideration related to the acquisition of CorHepta:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning	$—	$2,912,159	$3,061,501	$—
Additions	—	—	—	4,435,443
Issuance of common stock	—	—	(2,688,147)	—
Change in fair value	—	(492,827)	(373,354)	(2,016,111)
Balance, ending	$—	$2,419,332	$—	$2,419,332

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

The IPR&D had not reached technological feasibility and had no alternative future use at the acquisition date, and therefore, the acquired IPR&D asset of $7,357,294 was written-off as research and development expense during the first quarter of 2025 in the Company’s condensed consolidated statements of operations and comprehensive loss immediately following the acquisition in accordance with ASC 730.

10. ABLi License Agreement

On May 5, 2025, the Company entered into a license agreement (the "License Agreement") with ABLi Therapeutics, Inc. ("ABLi"), pursuant to which the Company granted ABLi an exclusive, sub-licensable, royalty-bearing license under the Licensed IP (as defined in the License Agreement) to develop, manufacture, and commercialize risvodetinib (IKT-148009) globally. Under the terms of the License Agreement, ABLi is solely responsible for all further development and commercialization activities of risvodetinib and will bear all costs incurred in connection with these efforts. Except as otherwise permitted under the terms of the License Agreement, the License Agreement will automatically terminate if ABLi does not meet certain milestones with respect to the Licensed Material within 18 months of the date of the License Agreement.

The Company assessed the transaction under ASC 606 and identified a single, combined performance obligation to transfer the exclusive license and associated materials, know-how, and trademarks to ABLi. The Company satisfied its performance obligation at a point in time upon completing these transfers in May 2025.

In exchange for the exclusive license rights, ABLi made a non-refundable, non-creditable payment of one dollar. In addition, the Company is eligible to receive development and regulatory milestone payments up to $47.5 million and double-digit royalty payments based on net sales. The Company is also entitled to receive allocations of proceeds following the closing of certain transactions, as defined in the License Agreement.

As of September 30, 2026, the Company received aggregate payments of one dollar from ABLi for the upfront payment, thus the Company has recognized all of the initial transaction price. The Company evaluated the likelihood of the Company achieving the specified milestones and determined that the likelihood is not yet probable and as such no accrual of these payments is required as of September 30, 2026.

The Company also reimbursed ABLi $0.1 million of legal expenses incurred in connection with the negotiations of the License Agreement, which was recorded as a selling, general and administrative expense during the second quarter of 2025.

11. Stock-Based Compensation

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

The 2026 Inducement Plan

On March 25, 2026, the Company's board of directors approved the Inhibikase Therapeutics, Inc. 2026 Inducement Plan (the "Inducement Plan"), pursuant to which the Company reserved 4,000,000 shares of common stock for issuance exclusively pursuant to equity-based awards to individuals who were not previously employees or directors of the Company, as a material inducement to the individual’s entry into employment with the Company. The Inducement Plan provides for the grant of equity-based awards in the form of nonstatutory stock options, stock appreciation rights, restricted stock awards, and restricted stock unit awards. The Inducement Plan was adopted without stockholder approval in accordance with Nasdaq Listing Rule 5635(c)(4).

Restricted Stock

In connection with the acquisition of CorHepta in February 2025 (see Note 9), the Company issued a combined 1,660,222 shares of restricted common stock to two selling shareholders of CorHepta who were subsequently employed by the Company, which were subject to a combination of post-acquisition service- and performance-based vesting conditions, as follows: (i) 996,133 shares vested on the first anniversary of the closing of the acquisition, (ii) the remaining 664,089 shares were forfeited on February 21, 2026 as a result of the non-achievement of a certain milestone specified in the Merger Agreement. There was no restricted stock outstanding as of September 30, 2026.

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

The weighted-average grant date fair value of the restricted shares issued in connection with the asset acquisition was $4.9 million. During the three and nine months ended September 30, 2026, the Company recognized stock-based compensation expense of $0 and $0.4 million, respectively, related to the restricted shares with service-based vesting conditions. During the three and nine months ended September 30, 2025, the Company recognized stock-based compensation expense of $0.7 million and $1.8 million, respectively, related to the restricted shares with service-based vesting conditions. No stock-based compensation expense was recognized related to the restricted shares with performance-based vesting conditions during the three and nine months ended September 30, 2026 and 2025, as the performance conditions were not probable. As of September 30, 2026, there was $0 of unrecognized compensation expense related to the restricted shares issued in connection with the acquisition of CorHepta.

Stock Options

During the nine months ended September 30, 2026, the Company granted 13,667,142 options to purchase common stock with a weighted average exercise price of $1.99. These options vest either (i) one-fourth on the first anniversary of the grant of such option with the remainder to vest in 36 equal monthly installments thereafter, (ii) in 36 equal monthly installments, or (iii) on the first anniversary of the grant date. The aggregate grant date fair value of all options granted was $21.7 million.

During the nine months ended September 30, 2025, the Company granted 27,225,823 options to purchase common stock with a weighted average exercise price of $2.34. These options vest either (i) annually in three equal parts over three years, (ii) one-fourth on the first anniversary of the grant of such option with the remainder to vest in 36 equal monthly installments thereafter, (iii) in 48 equal monthly installments, (iv) annually over two years, (v) annually over four years, (vi) on the earlier of one year or the day prior to the annual meeting of stockholders, or (vii) in full on the date of grant. The Company also granted 2,056,049 performance-based options to purchase common stock with a weighted average exercise price of $2.35 to certain employees. These options will vest and become exercisable once the performance conditions are probable of being met. There is no assurance that the performance conditions will be met and therefore some or all of these options may never vest or become exercisable. The aggregate grant date fair value of all options granted was $54.7 million. During the nine months ended September 30, 2025, certain performance conditions were probable of being met.

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

The activity for the Company's 2020 Plan, 2011 Plan and Inducement Plan for the nine months ended September 30, 2026, is summarized as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	38,204,120	2.12	8.97	$7.7
Granted	13,667,142	1.99	—	—
Exercised	525,497	1.26	—	—
Forfeited	37,152	1.75	—	—
Cancelled	70,253	1.33	—	—
Outstanding at September 30, 2026	51,238,360	$2.10	8.54	$8.2
Exercisable	18,231,752	1.85	8.13	$5.9
Vested or expected to vest	51,238,360	2.10	8.54	$8.2

As of September 30, 2026, the total compensation cost related to non-vested option awards not yet recognized was $49.2 million, with a weighted average remaining vesting period of 2.41 years.

The weighted-average fair values of options granted during the nine months ended September 30, 2026 and 2025 were $1.59 and $1.75 per share, respectively, and were calculated using the following estimated assumptions:

	Nine Months Ended September 30,
	2026	2025
Weighted-average risk free interest rate	3.88	4.16
Expected dividend yield	0.00	0.00
Weighted-average expected volatility	98.60	100.67
Weighted-average expected term (years)	6.00	5.97

Stock-Based Compensation Expense

The following table summarizes the stock-based compensation expense for stock options granted to employees and non-employees:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Research and development*	$1,536,600	$1,672,560	$4,812,405	$3,781,582
Selling, general and administrative	3,991,208	2,852,646	11,621,179	6,994,562
Total stock-based compensation expense	$5,527,808	$4,525,206	$16,433,584	$10,776,144

* Includes $0 and $0.4 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $1.8 million for the three and nine months ended September 30, 2025, respectively, related to the restricted stock awards issued in connection with the acquisition of CorHepta.

12. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss attributable to common shareholders by the weighted-average number of shares outstanding during the period which includes 60,568,910 of Pre-Funded Warrants and shares held in abeyance from date of issuance.

The following potentially dilutive shares of common stock have not been included in the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025, as the result would be anti-dilutive:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Options to purchase shares of stock	51,238,360	37,853,738	51,238,360	37,853,738
Warrants to purchase shares of stock	118,651,067	119,591,301	118,651,067	119,591,301
Contingently issuable shares (see Note 9):
Restricted common stock	—	1,660,222	—	1,660,222
Contingent consideration	—	2,489,030	—	2,489,030
Total	169,889,427	161,594,291	169,889,427	161,594,291

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

The Company accounts for the Office Lease under the provisions of ASC 842. The Company recorded a right-of-use asset and a corresponding operating lease liability on the Company's condensed consolidated balance sheets upon the accounting commencement date in August 2022. The lease liability was measured at the accounting commencement date utilizing a 12% discount rate. The lease expired in September 2025 and therefore the right-of-use asset and the operating lease liability each had a balance of $0 at September 30, 2026. The Company recorded lease expense related to the Office Lease of $35,934 and $106,525 and other short-term payments of $6,427 and $16,291 for the three and nine months ended September 30, 2025, respectively, in selling, general and administrative expenses.

The Office Lease contained escalating payments during the lease period. Upon execution of the Office Lease, the Company prepaid one month of rent, which applied to the first month's rent, and a security deposit, which is held in escrow and was credited after the termination of the lease with a refund received in July 2026.

No future minimum lease payments remained under this lease as of September 30, 2026.

Clinical and Manufacturing Agreements

The Company has entered into various agreements with a contract research organization ("CRO") and contract manufacturing organizations ("CMOs") to support its ongoing Phase 3 study in PAH, known as IMPROVE-PAH, and manufacturing activities. These agreements are generally cancelable; however, some agreements are subject to payment of termination fees and typically include fixed and variable components based on actual services performed.

As of September 30, 2026, the Company’s estimated contractual commitments under these agreements were as follows (in millions):

Contract Type	Total Commitment	Estimated Remaining Contract Costs	Estimated Timing
CRO agreements(1)	$132.5	$107.6	Through 2031; timing dependent on study timing
CMO agreements	$12.6	$8.7	Through 2026 - 2030; based on production schedules

(1)
The total commitment of $132.5 million includes $7.5 million subject to achievement of certain performance milestones associated with IMPROVE-PAH. The amount and timing of any such payments related to the $7.5 million performance milestones are contingent upon the vendor meeting specific criteria. As of September 30, 2026, one milestone of $0.4 million had been achieved and therefore a liability was recognized. The remaining milestones are not considered probable, and the potential payments cannot be reasonably estimated. Accordingly, no liability has been recorded in the accompanying consolidated financial statements for the remaining milestones. The Company will continue to evaluate this arrangement each reporting period and will recognize a liability when achievement of the remaining milestones becomes probable, and the amount can be reasonably estimated.

The estimated remaining contract costs exclude the potential milestone payments. As of September 30, 2026, the Company had a remaining upfront payment balance of $6.4 million to the CROs, of which $2.8 million will be held as a retainer until the end of the study and applied against final invoicing and $3.5 million will be applied to passthrough costs as incurred.

14. Segment Information

The Company views its operations and manages its business as one operating and reportable segment, which is drug development. Consistent with the operational structure, the Chief Executive Officer, as the chief operating decision maker (“CODM”), manages and allocates resources on a consolidated basis using consolidated net income (loss) as a measure of profit/loss for the single reportable segment that is also reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. This decision-making process reflects the way in which the financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources.

The table below provides information about the Company's drug development segment and includes the reconciliation to consolidated net income (loss) for the three and nine months ended September 30, 2026 and 2025, respectively

	Three months ended September 30,
	2026	2025
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH	$12,549,606	$5,598,722
Parkinson's disease	—	323,301
Other research and development(2)	913,660	55,114
Selling, general and administrative (excluding stock-based compensation)	3,237,983	2,758,857
Change in fair value contingent consideration	—	(492,827)
Stock-based compensation expense	5,527,808	4,525,206
Total costs and expenses	22,229,057	12,768,373
Segment net income (loss)	(22,229,057)	(12,768,373)
Reconciliation of segment net income (loss)
Adjustments and reconciling items	—	—
Consolidated net income (loss)	(22,229,057)	(12,768,373)
Interest income	1,761,723	838,093
Net loss	$(20,467,334)	$(11,930,280)

	Nine months ended September 30,
	2026	2025
Costs and expenses:
Research and development (excluding stock-based compensation) expense:
PAH(1)	$32,848,406	$17,668,360
Parkinson's disease	—	507,917
Other research and development(2)	1,571,669	1,476,385
Selling, general and administrative (excluding stock-based compensation)	10,641,666	9,785,962
Change in fair value contingent consideration	(373,354)	(2,016,111)
Stock-based compensation expense	16,433,584	10,776,144
Total costs and expenses	61,121,971	38,198,657
Segment net income (loss)	(61,121,971)	(38,198,657)
Reconciliation of segment net income (loss)
Adjustments and reconciling items	—	—
Consolidated net income (loss)	(61,121,971)	(38,198,657)
Interest income	4,682,566	2,674,119
Net loss	$(56,439,405)	$(35,524,538)

(1) The nine months ended September 30, 2025 figure includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the CorHepta acquisition.

(2) Other research and development costs include, but are not limited to employee travel, professional education, technology costs, and license fees.

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

Overview

We are a clinical-stage pharmaceutical company developing IKT-001 for Pulmonary Arterial Hypertension (“PAH”). Our lead product candidate, known as IKT-001, is a prodrug of imatinib mesylate (“imatinib”), for PAH which is an orphan indication. Imatinib was first approved in the United States in 2001 for various cancers and blood disorders and, following more than 20 years of clinical use, has a well-characterized safety profile with the first reported use of imatinib in PAH occurring in 2005. PAH is a progressive, life-threatening disease characterized by pulmonary vascular remodeling and elevated pulmonary vascular resistance that affects approximately 50,000 Americans. We have completed a non-human primate safety study and a bioequivalence clinical study in healthy volunteers to determine the doses of IKT-001 that are equivalent to imatinib. Our Phase 3 clinical study, named IMPROVE-PAH (IKT-001 for Measuring Pulmonary Vascular Resistance and Outcome Variables in a Phase 3 Evaluation of PAH), which is a single pivotal global study, is presently enrolling patients with 28 country regulatory approvals globally and 79 clinical sites activated to date, and three additional pending country regulatory approvals and one planned country regulatory submission.

Recent Developments

In July 2026, we sold 25,000,000 shares of our common stock to RA Capital Management through our at-the-market (“ATM”) facility for gross proceeds of $50.0 million. Subsequently, in July 2026, 18,030,000 of these shares of common stock were exchanged for pre-funded warrants to purchase shares of common stock.

Following our submission of an Orphan Drug Designation (“ODD”) application to the FDA for IKT-001 for PAH in April 2026, the FDA's Office of Orphan Products Development granted ODD for IKT-001 in July 2026.The grant of ODD applies to the active moiety of IKT-001, imatinib mesylate, rather than a specific formulation. ODD also provides potential development incentives, including eligibility for tax credits on qualified clinical trial costs, exemption from certain FDA user fees, and the potential for seven years of market exclusivity upon regulatory approval.

In October 2026, we announced the appointment of Scott M. Wasserman, M.D., to our board of directors, effective October 19, 2026. Concurrent with Dr. Wasserman’s appointment, Dennis Berman resigned from our board of directors.

Components of Operating Results

Operating Expenses

Research and Development

Research and development activities account for a significant portion of our operating expenses. We record research and development expenses as incurred. Research and development expenses incurred by us for the discovery and development of our product candidates and prodrug technologies include:

•
external research and development expenses, including expenses incurred under arrangements with third parties, such as contract research organizations (“CROs”), nonclinical testing organizations, clinical testing organizations, contract manufacturing organizations (“CMOs”), academic and non-profit institutions and consultants;
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

	Three months ended September 30,
	2026	2025	Change
Parkinson's disease	$—	$323,301	$(323,301)
Pulmonary Arterial Hypertension	12,549,606	5,598,722	6,950,884
Other research and development expenses(2)	2,450,260	1,727,674	722,586
Total research and development expenses	$14,999,866	$7,649,697	$7,350,169

	Nine months ended September 30,
	2026	2025	Change
Parkinson's disease	$—	$507,917	$(507,917)
Pulmonary Arterial Hypertension(1)	32,848,406	17,668,360	15,180,046
Other research and development expenses(2)	6,384,074	5,257,966	1,126,108
Total research and development expenses	$39,232,480	$23,434,243	$15,798,237

(1) The nine months ended September 30, 2025 amount includes a one-time (non-cash) charge of $7.4 million for the acquired IPR&D related to the acquisition of CorHepta Pharmaceuticals, Inc. (“CorHepta”).

(2) Other research and development expenses include stock-based compensation expense of $1.5 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, and $4.8 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	For the three months ended September 30,		Change
	2026	2025	($)	(%)
Research and development	$(14,999,866)	$(7,649,697)	$(7,350,169)	96.1
Selling, general and administrative	(7,229,191)	(5,611,503)	(1,617,688)	28.8
Change in fair value contingent consideration	—	492,827	(492,827)	100.0
Loss from operations	(22,229,057)	(12,768,373)	(9,460,684)	74.1
Other income	1,761,723	838,093	923,630	110.2
Net loss	$(20,467,334)	$(11,930,280)	$(8,537,054)	71.6

Research and Development

Research and development expenses increased by $7,350,169, or 96.1%, to $14,999,866 from $7,649,697 in the prior comparable period. The $7.4 million increase in research and development expenses was primarily due to an increase of $7.0 million in PAH expenses associated with the advancement of our single pivotal Phase 3 study for IKT-001 in PAH. There was also a net increase of $0.7 million in other research and development partially offset by a decrease of $0.3 million in the risvodetinib program, which was discontinued and out-licensed during the second quarter of 2025.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1,617,688 or 28.8%, to $7,229,191 from $5,611,503 in the prior comparable period. The $1.6 million increase was primarily driven by a $1.1 million increase in stock-based compensation expense, an increase of $0.4 million in personnel-related costs, and an increase of $0.1 million in other expenses.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration decreased by $492,827 or 100%, to $0 from $492,827 in the prior comparable period. The decrease is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from March 31, 2025 to September 30, 2025. The service milestone was satisfied and the contingent liability settled on February 21, 2026.

Other Income

Other income increased by $923,630 or 110.2% to $1,761,723 from $838,093 in the prior comparable period. The increase was driven by an increase in interest earned on our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	For the nine months ended September 30,		Change
	2026	2025	($)	(%)
Research and development	$(39,232,480)	$(23,434,243)	$(15,798,237)	67.4
Selling, general and administrative	(22,262,845)	(16,780,525)	(5,482,320)	32.7
Change in fair value contingent consideration	373,354	2,016,111	(1,642,757)	(81.5)
Loss from operations	(61,121,971)	(38,198,657)	(22,923,314)	60.0
Other income	4,682,566	2,674,119	2,008,447	75.1
Net loss	$(56,439,405)	$(35,524,538)	$(20,914,867)	58.9

Research and Development

Research and development expenses increased by $15,798,237, or 67.4%, to $39,232,480 from $23,434,243 in the prior comparable period. The prior period included a $7.4 million non-cash charge allocated to PAH related to the CorHepta transaction, which did not recur in the current period. Excluding the impact of this prior period charge, the increase in research and development was primarily driven by an increase in PAH costs associated with our single pivotal Phase 3 clinical study. There was also a net increase of $1.1 million in other research and development, primarily due to stock-based compensation, partially offset by a decrease of $0.5 million in the risvodetinib program, which was discontinued and out-licensed during the second quarter of 2025.

Selling, General and Administrative

Selling, general and administrative expenses increased by $5,482,320, or 32.7%, to $22,262,845 from $16,780,525 in the prior comparable period. The $5.5 million increase was primarily driven by an increase of $4.6 million in stock-based compensation expense due primarily to additional equity grants to retain employees given the acceleration of our Phase 3 clinical study, an increase of $0.6 million in personnel-related costs, and an increase of $0.5 million in other expenses, partially offset by a $0.2 million decrease in legal, consulting and compliance costs.

Change in Fair Value Contingent Consideration

Change in fair value contingent consideration decreased by $1,642,757, or 81.5%, to $373,354 from $2,016,111 in the prior comparable period. The decrease is a result of the change in fair value of the contingent consideration related to the CorHepta transaction from December 31, 2025 to February 21, 2026, the date the service milestone was satisfied and the contingent liability settled.

Other Income

Other income increased by $2,008,447, or 75.1%, to $4,682,566 from $2,674,119 in the prior comparable period. The increase was driven by interest earned on our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception up until our December 2020 initial public offering, we funded our operations primarily through private, state and federal contracts and grants. Since our initial public offering, we have funded operations through public offerings and sales under our ATM program. In October 2024, we raised approximately $99.6 million in net proceeds from a private placement and in November 2025, we raised approximately $107.6 million in net proceeds from our underwritten public offering.

On June 20, 2025, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC, as sales agent ("Jefferies"), pursuant to which we may, from time to time, issue and sell shares of our common stock through or to Jefferies. Under the terms of the Sales Agreement, Jefferies may sell the shares of our common stock at market prices by any method that is deemed to be an "at the market offering" as defined in Rule 415 under the Securities Act of 1933, as amended. As of December 31, 2025, no shares of our common stock had been sold under the Sales Agreement. During the first nine months of 2026, we sold 27,166,262 shares of common stock pursuant to the Sales Agreement for an aggregate net proceeds of $52.0 million, including 25,000,000 shares sold to RA Capital Management.

On September 10, 2026, we received $1.0 million related to the exercise of 730,000 Series A-1 Warrants.

At September 30, 2026, we had cash, cash equivalents and marketable securities of $193.3 million.

We have incurred recurring losses and at September 30, 2026 had an accumulated deficit of $199.1 million.

Future Funding Requirements

To date, we have not generated any revenue from the sale of commercial products. We do not expect to generate any significant revenue from product sales unless and until we obtain regulatory approval of and successfully commercialize any of our product candidates and we do not know when, or if, this will occur at all. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to significantly increase as we continue the development of, and seek regulatory approvals for our lead product candidate, IKT-001, and begin to develop and commercialize any future approved products which we may in-license or develop. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, if ever, we expect to finance our incremental cash needs through a combination of equity offerings, debt financings, working capital lines of credit, and potential licenses and collaboration agreements. Additional working capital may not be available timely or on commercially reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts on a timely basis or on terms acceptable to us, we may have to significantly delay, reduce or discontinue the development or commercialization of our product candidates. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but limit our potential cash flow and revenue in the future. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $199.1 million at September 30, 2026. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities.

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

We believe that our existing cash, cash equivalents and marketable securities as of September 30, 2026, will enable us to fund our operating requirements for at least the next twelve months following the date of this Quarterly Report. We estimate our cash and cash equivalents and marketable securities as of September 30, 2026 will support operations through topline data readout in Part B of our ongoing global Phase 3 IMPROVE-PAH clinical study, assuming the full and timely exercise of all of the outstanding Series A and B Warrants and provided our product development efforts meet projected timelines. However, we have based these estimates on assumptions that may prove to be mistimed or wrong, and we could deplete our working capital sooner than planned.

The timing and amount of our operating expenditures will depend largely on:

•
the timing and progress of nonclinical and clinical development activities;
•
the number and scope of nonclinical and clinical programs we pursue;
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
•
the costs and ongoing investments to in-license and/or acquire additional product candidates or other technologies; and
•
possible delays or interruptions to nonclinical studies, clinical trials, our receipt of services from our third-party service providers on whom we rely, or our supply chain due to epidemics or pandemics.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities	$(41,855,564)	$(20,270,491)
Net cash provided by (used in) investing activities	(99,003,803)	2,151,977
Net cash provided by (used in) financing activities	53,340,356	(102,359)
Net decrease in cash and cash equivalents	$(87,519,011)	$(18,220,873)

Net Cash Flows Used in Operating Activities

Net cash flows used in operating activities for the nine months ended September 30, 2026, totaled $41,855,564, and consisted primarily of a net loss of $56.4 million adjusted for non-cash stock compensation of $16.4 million, a decrease in the fair value of contingent consideration of $0.4 million, non-cash accretion on marketable securities of $3.2 million, an increase in accounts payable and accrued expenses and other current liabilities of $7.7 million, an increase in prepaid expenses and other current assets of $1.1 million, an increase in prepaid research and development of $4.8 million, and an increase in other assets of $0.1 million.

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

Cash Provided by (Used In) Investing Activities

Net cash flows used in investing activities for the nine months ended September 30, 2026, totaled $99,003,803, of which $122.3 million was provided by maturity of marketable securities and $221.3 million was used for the purchase of marketable securities.

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

Cash Provided by (Used In) Financing Activities

Net cash flows provided by financing activities for the nine months ended September 30, 2026, totaled $53,340,356, which consisted of $52.0 million of net proceeds from the issuance of common stock under the Sales Agreement, $1.0 million from the exercise of Series A-1 Warrants, and $0.3 million of net proceeds from the issuance of common stock related to exercise of stock options.

Net cash flows used in financing activities for the nine months ended September 30, 2025, totaled $102,359, which consisted of $0.3 million of net proceeds from the issuance of common stock related to the exercise of stock options and $0.4 million of deferred offering costs in connection with the Sales Agreement.

Contractual Obligations and Commitments

Lease Obligations

We previously leased office space in Lexington, Massachusetts under an operating lease that expired on September 30, 2025. As of September 30, 2026, we have no remaining lease obligations under this arrangement. We received a refund of our security deposit in July 2026. The refund did not have a material impact on our liquidity or results of operations.

Clinical and Manufacturing Agreements

We have entered into various agreements with contract research organizations ("CROs") and contract manufacturing organizations ("CMOs") to support our ongoing single pivotal Phase 3 clinical study, IMPROVE-PAH, as well as related manufacturing activities. We may also need other CMOs for manufacturing redundancy and to support commercial production, if we achieve regulatory approval for IKT-001. These agreements generally include both fixed and variable components and, in certain cases, are non-cancelable or subject to termination fees.

As of September 30, 2026, our estimated remaining contractual commitments under these arrangements, excluding performance-based milestone payments, were approximately $107.6 million for CRO services and $8.7 million for CMO services, which we expect to incur primarily through 2030. The timing of these expenditures is dependent on several factors, including patient enrollment rates, clinical site activation, and manufacturing production schedules.

A portion of our CRO commitments include performance-based milestone payments, of which approximately $7.5 million of the total contracted value is contingent upon the achievement of specified criteria by the vendor. The timing and likelihood of these payments are uncertain and depend on the progress and outcomes of the clinical trial. While one milestone of $0.4 million has been achieved to date, the remaining milestones are not currently considered probable and, accordingly, are not reflected in our accrued liabilities as of September 30, 2026.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

•
it requires assumptions to be made that were uncertain at the time the estimate was made, and
•
changes in the estimate or different estimates that could have been selected could have a material impact in our results of operations or financial condition.

While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results could differ from those estimates, and the differences could be material. For a discussion of the critical accounting estimates that affect the unaudited condensed consolidated financial statements, see “Critical Accounting Estimates” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

See Note 3 to our unaudited condensed consolidated financial statements for a discussion of our significant accounting policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide disclosure regarding quantitative and qualitative market risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The processes involved in manufacturing our drug product candidates are complex, expensive, highly-regulated and subject to multiple risks. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, delays to clinical trials and other supply disruptions. Further, as product candidates are developed through nonclinical studies to potential future clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our current and planned clinical trials or other future clinical trials. We expect to rely on third-party manufacturers for the manufacturing of our products.

In order to conduct our current and planned or future clinical trials of our product candidates, or supply commercial products, if approved, we will need to have them manufactured in small and large quantities. Our manufacturing partners may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. Furthermore, if any third-party manufacturer with whom we contract fails to perform its obligations or is unable to maintain required regulatory approvals or other consents, we may be forced to manufacture the materials ourselves, for which we may not have the capabilities or resources, or enter into an agreement with a different third-party manufacturer, which we may not be able to do on reasonable terms, if at all. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. The technical skills required to manufacture our current or future products or product candidates may be unique or proprietary to the original third-party manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new third-party manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates, gain regulatory approval or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our current or future product candidates that such third-party manufacturer owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third-party manufacturer produce our current or future product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

If the third parties that we currently engage, or engage in the future, to supply materials or manufacture products for our nonclinical tests and clinical trials should cease to continue to do so for any reason, we would likely experience delays in advancing these tests and trials while we identify and qualify replacement suppliers or manufacturers, and we may be unable to obtain replacement supplies on terms that are favorable to us or at all. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop our product candidates and compete effectively.

Changing U.S. legal and regulatory restrictions on relationships with China-based biotechnology companies could restrict our business relationships, increase our compliance costs, and adversely affect our business.

In recent years, Congress has increased scrutiny of U.S. interactions with certain China-based biotechnology companies, including through enactment of the BIOSECURE Act as part of the FY 2026 National Defense Authorization Act. BIOSECURE establishes a federal procurement and funding restriction framework that, once implemented through updates to the Federal Acquisition Regulation, will restrict federal agencies, federal contractors, and certain federal grant and loan recipients from procuring or using specified biotechnology equipment or services produced or provided by designated “biotechnology companies of concern,” including entities identified on the Department of Defense’s Section 1260H list of Chinese military companies. In June 2026, the Department of Defense added WuXi AppTec Co., Ltd. to the Section 1260H list of Chinese military companies. WuXi AppTec has publicly disputed its Section 1260H designation and has challenged the designation in federal court; on August 7, 2026, WuXi AppTec was granted a preliminary injunction prohibiting the government from enforcing or implementing the designation. Given WuXi AppTec’s biotechnology-related business, it is expected to be evaluated for potential inclusion in the Office of Management and Budget’s initial list of biotechnology companies of concern, which is required by statute to be published by December 18, 2026. We currently rely on STA Pharmaceutical Hong Kong Limited, a subsidiary of WuXi AppTec Co., Ltd., for the manufacture and supply of drug substance and drug product for our lead product candidate, IKT-001, a pro-drug of imatinib mesylate. Although STA Pharmaceutical Hong Kong Limited is not itself currently named on the Section 1260H list, its parent, WuXi AppTec, has been so designated. Subsidiaries of listed entities may also be designated as biotechnology companies of concern. Any such designation of STA Pharmaceutical Hong Kong Limited or WuXi AppTec could require us to transition the affected manufacturing activities to an alternative provider, which could be costly, time-consuming, and could delay our clinical or commercial timelines. Further, if we purchase services or products from, or otherwise collaborate with, entities that are or become designated as biotechnology companies of concern in the future, such relationships could adversely affect our ability, or the ability of our customers, collaborators, or other counterparties, to contract with, or receive funding from, the U.S. government, and could require changes to our supply chain, research collaborations, commercial arrangements, or transaction planning.

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

Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Rule 10b5-1 Trading Plans

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2026 covered by this Quarterly Report.

Item 6. Exhibits.

			Incorporated by Reference to SEC Filing
Exhibit No.	Filed Exhibit Description	Form	Exhibit No.	File No.	Date Filed
3.1	Amended and Restated Certificate of Incorporation of Inhibikase Therapeutics, Inc., as amended (including all Certificates of Amendment thereto)	10-Q	3.1	001-39676	8/11/2026
3.2	Amended and Restated Bylaws of Inhibikase Therapeutics, Inc.	8-K	3.2	001-39676	12/29/2020
4.1	Specimen common stock certificate of the Registrant	S-1	4.1	333-240036	07/23/2020
4.2	Form of Pre-Funded Warrant	8-K	4.1	001-39676	07/29/2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Inhibikase Therapeutics, Inc.

Date: November 10, 2026	By:	/s/ Mark Iwicki
Mark Iwicki
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ David McIntyre
David McIntyre
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)